Form 10-Q
period 1996-03-31
CENTER FINANCIAL CORP /CT
filed 1996-05-14
CIK 948463

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q
           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1996

                                      OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ______to ______

                        Commission file number 0-26384


                         CENTER FINANCIAL CORPORATION
            (Exact name of registrant as specified in its charter)

              Connecticut                                    06-1260924
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization                       Identification No.)

              60 North Main Street, Waterbury, Connecticut 06702
              (Address of principal executive offices) (Zip Code)

                                (203) 578-7000
             (Registrant's telephone number, including area code)

                               Not applicable
            (Former name, former address and former fiscal year,
                        if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___or No _X_.

14,929,594 shares of the registrant's common stock, par value $1.00, were outstanding as of May 2, 1996.


Total number of pages: 35
The Exhibits Index, filed as a part of this report, appears on page 23.

TABLE OF CONTENTS AND FORM 10-Q CROSS-REFERENCE INDEX

Part I - Financial Information

Management's Discussion and Analysis of Financial Condition
   and Results of Operations (Item 2)                                      3
Financial Statements (Item 1):
     Consolidated Balance Sheet (unaudited)                               16
     Consolidated Statement of Operations (unaudited)                     17
     Consolidated Statement of Changes in Shareholders'
      Equity (unaudited)                                                  18
     Consolidated Statement of Cash Flows (unaudited)                     19
     Notes to Consolidated Financial Statements                           20
Selected Statistical Information:
     Consolidated Average Balance Sheet, Net Interest Income
       and Interest Rates                                                 21

Part II - Other Information

Legal Proceedings (Item 1)                                                23
Exhibits and Reports on Form 8-K (Item 6)                                 23
Signatures                                                                25

FINANCIAL HIGHLIGHTS
                                       March 31,            March 31,
(in thousands)                           1996                 1995
                                   ---------------       ---------------
Three Months Ended
Net income                         $         5,479       $         4,600
Return on average assets                      0.61 %                0.54 %
Return on average equity                      9.87                  9.15
Net interest margin                           3.39                  3.71
Efficiency ratio                             75.77                 77.13

Per Common Share
Net income                         $          0.38       $          0.32
Dividends declared                            0.07                  0.05
Book value                                   15.46                 13.85

End of Period Balances
Loans and leases                   $     2,910,836       $     2,669,982
Allowance for loan and lease losses         42,470                46,580
Total assets                             3,669,518             3,433,829
Deposits                                 2,525,237             2,424,701
Shareholders' equity                       223,930               201,367

Capital Ratios
Shareholders' equity to total assets          6.10 %                5.86 %
Tier 1 capital                                9.09                  8.58
Total capital                                11.44                  9.84
Leverage                                      5.79                  5.50

                 CENTER FINANCIAL CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS

                                   OVERVIEW

Center Financial Corporation (the "Corporation") reported net income of $5.5 million, or $0.38 per share, for the quarter ended March 31, 1996, an increase of 19 percent over net income of $4.6 million, or $0.32 per share, for the first quarter of 1995

Net interest income for the first quarters of 1996 and 1995 was $28.2 million and $29.1 million, respectively. Net interest margin declined to 3.39 percent from 3.71 percent for the same periods. The Corporation's cost of funds on interest-bearing liabilities continued to increase at a faster pace than the rates earned on interest-earning assets. This trend reflects the shift from lower cost or no cost funds such as savings, money market and demand deposits into higher costing funds such as time deposits and borrowings. These higher borrowing costs caused a contraction in the net interest margin.

The provision for loan and lease losses increased $0.4 million to $1.6 million for the first quarter of 1996 from $1.2 million during the 1995 first quarter. The allowance for loan and lease losses was $42.5 million at March 31, 1996, compared with $43.0 million at December 31, 1995. The ratio of the allowance for loan and lease losses to nonaccruing loans and leases decreased from 67.2 percent at December 31, 1995 to 59.5 percent at March 31, 1996.

Nonaccruing loans plus real estate owned ("nonperforming assets") at March 31, 1996 totaled $100.0 million, up $5.8 million, or 6 percent, from $94.3 million at December 31, 1995. The ratio of nonperforming assets to related asset categories (total loans and leases plus real estate owned) increased 20 basis points to 3.40 percent at March 31, 1996 from 3.20 percent at December 31, 1995.

Noninterest income, excluding securities gains and losses, was $7.5 million for the first quarter of 1996, compared with $6.3 million for the prior year period, an increase of $1.2 million, or 20 percent. The increase in the 1996 period is attributable to a higher level of gains on the sale of loans and servicing rights.

Noninterest expenses were $27.9 million for the quarter ended March 31, 1996, compared with $28.1 million for the first quarter of 1995. The efficiency ratio, a measure of operating expenses to net revenue--before special charges and gains--was 75.77 percent for the first quarter of 1996, down from 77.13 percent for the comparable 1995 period.

Return on average shareholders' equity increased from 9.15 percent for the March 31, 1995 quarter to 9.87 percent for the first quarter of 1996. Return on average assets increased from 0.54 percent to 0.61 percent for the first quarters of 1995 and 1996, respectively. The Corporation's Tier 1 capital ratio was 9.09 percent, its Total capital ratio was 11.44 percent and its Leverage ratio was 5.79 percent. These ratios are as of March 31, 1996.

Subsequent Events

The Corporation announced on April 12, 1996, it had completed the merger with Heritage Bank of Watertown, Connecticut, with assets of $56.8 million at March 31, 1996. The transaction will be accounted for as a pooling of interests. The merger resulted in the issuance of a total of 438,151 shares of the Corporation's common stock, representing an exchange of 0.6938 shares for each share of Heritage Bank common stock.

TABLE 1 - SUMMARY OF RESULTS OF OPERATIONS

                                            Three months ended
(in thousands, except                           March 31,
  per share data)                        1996                1995
                                    ---------------     ---------------

Statement of Operations
Interest and dividend income        $        65,339     $        60,946
Interest expense                             37,116              31,801

                                    ---------------     ---------------
Net interest income                          28,223              29,145
Provision for loan
 and lease losses                             1,587               1,248
Noninterest income                            9,442               6,706
Noninterest expenses                         27,887              28,130
                                    ---------------     ---------------
Income (loss) before
 income taxes                                 8,191               6,473
Income tax expense                            2,712               1,873
                                    ---------------     ---------------
Net income                          $         5,479     $         4,600
                                    ---------------     ---------------
Net income per common share         $          0.38     $          0.32
                                    ---------------     ---------------
Selected Ratios and Other Data
Per common share at March 31:
   Book value                       $         15.46     $         13.85
   Market value                               18.13               12.75
Return on average assets                       0.61 %              0.54 %
Return on shareholders' equity                 9.87                9.15
Dividend payout ratio                         18.42               15.63
Average shareholders' equity
 to average assets                             6.14                5.88
Total shareholders' equity
 to total assets                               6.10                5.86
Yield on interest-earning assets               7.85                7.76
Cost of interest-bearing
 liabilities                                   4.70                4.29
Net interest spread                            3.15                3.47
Net interest margin                            3.39                3.71

Regulatory Ratios
  Center Financial Corporation:
   Leverage ratio                              5.79                5.50
   Tier 1 capital ratio                        9.09                8.58
   Total capital ratio                        11.44                9.84

  Centerbank:
   Leverage ratio                              5.77                5.50
   Tier 1 capital ratio                        9.07                8.58
   Total capital ratio                        11.42                9.84

Net Interest Income

The Corporation's net interest income was $28.2 million and $29.1 million for the first quarters of 1996 and 1995, respectively. Average loans and leases increased to $2.9 billion during the 1996 first quarter from $2.5 billion during the first quarter of 1995, an increase of $313.3 million, or 12 percent. The increase reflects the $207.3 million growth in the residential mortgage portfolio held for investment and the $96.1 million increase in the residential mortgage portfolio available for sale. Average investment securities and other interest-earning assets decreased $133.9 million, or 24 percent, to $428.4 million during the first quarter of 1996 from $562.2 million for the comparable 1995 period. Average interest-bearing liabilities were $3.2 billion for the three months ended March 31, 1996, compared with $3.0 billion during the comparable 1995 period, an increase of $147.1 million, or 5 percent.

The Corporation's mortgage-banking operations continued to experience substantial closing volume during the first quarter of 1996, reflecting reduced mortgage interest rates following the lowering of the prime interest rate at the end of 1995. Its national scope provides the opportunity to originate mortgage loans outside the Northeast, where competition is fierce and margins are thin, in other more profitable markets. Loan applications closed more than tripled the volume of one year ago ($670.7 million during the 1996 quarter, compared with $212.8 million during the first quarter of 1995). Of the loans closed, the Corporation retained the adjustable rate residential mortgage loans while selling the fixed rate residential mortgage loans.

The increase in the residential mortgage portfolio contributed approximately $5.5 million of additional interest income during the first quarter of 1996 compared with the same period a year ago. In addition to the growth in the total average residential mortgage portfolio, the weighted average yield on residential mortgages increased from 7.19 percent during the first quarter of 1995 to 7.62 percent during the 1996 period. This increased yield contributed approximately $1.7 million in additional interest income during the 1996 first quarter compared with the first quarter of 1995.

The Corporation also experienced increases in its cost of funds. The growth in average interest-earning assets has been funded primarily through increased utilization of borrowings. Interest on borrowings increased approximately $1.2 million in the first quarter of 1996 from $11.3 million during the comparable 1995 period.

The Corporation's deposit base increased $48.3 million in average balances during the first quarter of 1996 from the first quarter of 1995. The Corporation began increasing the rates paid on its time deposits during the third quarter of 1995 in an effort to reduce or reverse the flow of deposits out of the bank. The rates stabilized during the first quarter of 1996 after deposits began to increase. As a result of this initiative, interest expense on deposits increased approximately $4.1 million from $20.3 million during the 1995 first quarter to $24.4 million in the comparable 1996 period.

An analysis of net interest income is presented in Table 2 below.

TABLE 2 - ANALYSIS OF NET INTEREST INCOME

                                            Three months ended
                                                March 31,
(in thousands)                           1996                1995
                                    ---------------     ---------------
Interest and Dividend Income
Residential first mortgage loans    $        36,718     $        29,165
Other loans and leases                       21,815              22,943
Mortgage-backed securities                    6,044               8,162
Other earning assets                            762                 676
                                    ---------------     ---------------
  Total interest income                      65,339              60,946
                                    ---------------     ---------------
Interest Expense
Deposits                                     24,352              20,278
Borrowings                                   12,577              11,342
Mortgage escrow deposits                        187                 181
                                    ---------------     ---------------
  Total interest expense                     37,116              31,801
                                    ---------------     ---------------
Net Interest Income                 $        28,223     $        29,145
                                    ---------------     ---------------
Net Interest Spread                            3.15 %              3.53 %
                                    ---------------     ---------------
Net Interest Margin                            3.39 %              3.71 %
                                    ---------------     ---------------

Net Interest Margin

The net interest margin for the March 31, 1996 quarter was 3.39 percent, a decline of 32 basis points, compared with 3.71 percent for the comparable prior year quarter. Net interest margin for the fourth quarter of 1995 was 3.24 percent. The decline in net interest margin from the first quarter of 1996 reflects the liability sensitive nature of the Corporation's balance sheet. Interest-bearing liabilities are repricing faster than interest-earning assets.

The Corporation utilizes borrowings, including advances from the Federal Home Loan Bank and securities sold under agreements to repurchase, as a source of funding a portion of its interest-earning assets. The average interest rate paid on total borrowings decreased from 6.19 percent for the first quarter of 1995 to
6.06 percent for the same quarter of 1996. The Corporation took advantage of the reduction in the Federal Funds rate initiated by the Federal Reserve Board early in 1995 to restructure borrowings maturing during the first quarter of 1996. This initiative enabled the Corporation to lengthen the weighted average maturity of its FHLB fixed rate term borrowings from 10 months at December 31, 1995 to 13 months at March 31, 1996. The Corporation had $538.7 million of FHLB fixed rate term borrowings outstanding at December 31, 1995 with a weighted average rate of interest of 6.28 percent, compared with $623.4 million at March 31, 1996 with a weighted average rate of interest of 5.94 percent.

As previously stated, the Corporation embarked on a program to increase the rates paid on certain time deposits in an effort to retain and attract new deposits into the bank. Average deposits increased during the first quarter of 1996, compared with the first and fourth quarters of 1995. The weighted average rate paid on deposits increased 62 basis points from 3.60 percent during the first quarter of 1995 to 4.22 percent for the comparable 1996 period. If interest rates continue to increase, the resultant contraction of the spread between the Corporation's interest-earning assets and interest-bearing liabilities would continue to reduce net interest margin.

The Corporation also increased its utilization of noninterest-bearing sources of funds from $131.0 million to $173.1 million during the first quarters of 1995 and 1996, respectively. Noninterest-bearing sources of funds include demand deposits and shareholders' equity.

A discussion of interest rate risk appears on page 10. An analysis of net interest margin is presented in Table 3 below.


TABLE 3 - ANALYSIS OF NET INTEREST MARGIN


                                            Three months ended
                                                March 31,
(in millions)                            1996                1995
                                    ---------------     ---------------
Net Interest Income                 $          28.2     $          29.1
                                    ---------------     ---------------
Average interest-earning assets supported by:
  Interest-bearing liabilities      $       3,158.4     $       3,009.0
  Noninterest-bearing liabilities             173.1               131.0
                                    ---------------     ---------------
Total average interest-
 earning assets                     $       3,331.5     $       3,140.0
                                    ---------------     ---------------
Average yields and average rates:
  Yield on interest-earning assets             7.85 %              7.76 %
  Rate paid on interest-bearing
   liabilities                                 4.70                4.23
                                    ---------------     ---------------
Net Interest Spread                            3.15 %              3.53 %
                                    ---------------     ---------------
Net Interest Margin                            3.39 %              3.71 %
                                    ---------------     ---------------

Provision for Loan and Lease Losses

The provision for loan and lease losses was $1.6 million for the first quarter of 1996, up $0.4 million, or 27 percent, from $1.2 million for the first quarter of 1995. Management believes the provision for loan and lease losses is adequate to maintain the allowance for loan and lease losses at a level sufficient to absorb credit losses inherent in the loan and lease portfolio. Future levels of the allowance and provisions for loan and lease losses may be affected by changes in economic conditions, loan quality and the regulatory environment.

TABLE 4 - NONINTEREST INCOME
                                            Three months ended
                                                March 31,
(in thousands)                           1996                1995
                                    ---------------     ---------------
Customer service fees               $         1,661     $           574
Mortgage servicing income, net                2,280                 990
Gain on sale of loans and
 servicing rights, net                        2,588               1,222
Gain on sale of securities, net               1,897                 441
Other income:
  Loan and lease fees                           611                 652
  Miscellaneous                                 405     (           614 )
                                    ---------------     ---------------
Total noninterest income            $         9,442     $         6,265
                                    ---------------     ---------------

Noninterest income, excluding gains on sales of securities, was $7.5 million for the three-month period ended March 31, 1996, up $1.7 million, or 30 percent, from $5.8 million for the comparable 1995 period. Gains on sales of loans and servicing rights increased $1.4 million to $2.6 million during the 1996 first quarter from $1.2 million for the first quarter of 1995. In addition, miscellaneous income increased $1.0 million for the 1996 first quarter to $0.4 million from a loss of $0.6 million for the quarter ended March 31, 1995. The Corporation closed five branches during the 1995 first quarter and incurred losses associated with write-offs of fixed assets of the closed branches.


TABLE 5 - NONINTEREST EXPENSES

                                            Three months ended
                                                March 31,
(in thousands)                           1996                1995
                                    ---------------     ---------------
Salaries and employee benefits      $        13,093     $        13,200
Occupancy and equipment                       4,411               4,600
Professional and other services               3,489               3,503
Net cost of real estate owned                 1,429               1,452
FDIC and state assessment                       169               1,773
Advertising and public relations              1,200                 980
Other expenses:
  Stationery, supplies and printing             849                 426
  Postage, express and freight                  587                 488
  Telephone                                     911                 681
  Miscellaneous                               1,749               1,027
                                    ---------------     ---------------
Total noninterest expenses          $        27,887     $        28,130
                                    ---------------     ---------------

Noninterest expenses were $27.9 million and $28.1 million for the first quarters of 1996 and 1995, respectively. Salaries and employee benefits and occupancy and equipment expenses decreased 1 percent and 2 percent, respectively, during the first quarter of 1996, compared with the same period of 1995. The decreases reflect the Corporation's continuing efforts to achieve the objectives of High Performance 97 and to effectively manage expenses. The FDIC and state assessment expense declined $1.6 million to $0.2 million for the first quarter of 1996 from $1.8 million for the comparable 1995 period. The decrease reflects Centerbank's achievement of regulatory capital ratios in excess of ratios required to be classified as a "well capitalized" financial institution. Institutions which have achieved such capital strength are afforded reduced FDIC insurance premium rates. The rates charged are reflective of the perceived risk.

Advertising and public relations expense was $1.2 million for the quarter ended March 31, 1996, compared with $1.0 million for the first quarter of 1995. The increase is attributable to increased advertising following the merger with Great Country Bank, as well as advertising related to Centerbank's new credit card. Stationery, supplies and printing; postage, express and freight and telephone expenses were $0.8 million, $0.6 million and $0.9 million for the quarter ended March 31, 1996, respectively, up 99 percent, 20 percent and 34 percent, respectively, from the comparable 1995 period. These increases are attributable to the merger of Great Country Bank and the subsequent changeover to the Centerbank name and method of operation. Other miscellaneous expenses for the 1996 first quarter totaled $1.7 million, compared with $1.0 million for the quarter ended March 31, 1995. The $0.7 million increase is attributable to the release of reserves during the 1995 period. The reserves are related to the Corporation's FDIC-assisted acquisition of Connecticut Savings Bank and Central Bank during 1991.

The table below provides an analysis of the Corporation's restructuring reserve established during the second quarter of 1995 related to its High Performance '97 initiative to streamline operations and reduce operating expenses.

TABLE 6 - ANALYSIS OF RESTRUCTURING RESERVE

                                                     Three months ended
                                                          March 31,
(in thousands)                                              1996
                                                     ------------------
Beginning balance                                    $            6,250
Transfers to pension and post retirement
 accrual accounts                                    (            4,738 )
Expenses charged to the reserve                      (            1,256 )
                                                     ------------------
Ending balance                                       $              256
                                                     ------------------

The Corporation elected to transfer the portion of the restructuring charge related to retirement and other postemployment benefits to existing accrual accounts which are periodically evaluated in conjunction with its consulting actuaries. The accruals will be reduced in line with actuarial projections. The remaining $0.3 million balance in the restructuring reserve is expected to be utilized by the end of the second quarter of 1996.


                      CONSOLIDATED BALANCE SHEET ANALYSIS

Total assets were $3.7 billion at March 31, 1996 and $3.6 billion at December 31, 1995. Total loans were $2.9 billion at March 31, 1996 and December 31, 1995. The Corporation's loan to deposit ratio as of March 31, 1996 was 114 percent, compared with 116 percent at December 31, 1995.

Total securities increased $68.3 million, or 14 percent, from $408.9 million at December 31, 1995 to $477.3 million at March 31, 1996. Securities classified as held to maturity and reported at amortized cost decreased $10.8 million to $151.2 million at March 31, 1996 from $162.0 million at December 31, 1995. Securities classified as available for sale and reported at fair value totaled $291.6 million at March 31, 1996, compared with $214.6 million at December 31, 1995.

Total deposits at March 31, 1996 were $2.5 billion, up from $2.4 billion at year-end 1995. Savings, demand and money market deposits totaled $1.1 billion at March 31, 1996 and December 31, 1995. Time deposits increased $52.0 million, or 4 percent, reflecting a shifting of balances from savings into higher yielding, longer-term deposits. Time deposits totaled $1.4 billion at March 31, 1996 and $1.3 billion at December 31, 1995.

Total borrowings, primarily securities sold under agreements to repurchase and advances from the Federal Home Loan Bank, increased $41.6 million, or 5 percent, to $829.0 million at March 31, 1996 from $787.4 million at year-end 1995. The increase in borrowings was primarily due to funding the growth in interest-earning assets.


Interest Rate Risk

As indicated in the interest rate sensitivity table on page 12, the twelve-month cumulative gap, representing the total net assets and liabilities that are projected to reprice over the next twelve months, was liability sensitive in the amount of $527.2 million at March 31, 1996.

A liability sensitive interest rate gap would tend to reduce earnings over a period of rising interest rates, while declining rates would tend to enhance earnings. The Corporation utilizes modeling and other analytical techniques to measure the effect on net interest income under different interest rate scenarios. Given an immediate and sustained 100 basis point increase in interest rates, the effect on net interest income would be a reduction of approximately $2.9 million when compared with the amount of net interest income assumed to be earned absent an interest rate increase for the twelve-month period following March 31, 1996.

The Corporation manages the net interest rate sensitivity position, expressed as a percentage of total assets to total liabilities repricing over a one year period, between plus or minus 25 percent based on management's assessment of the balance sheet composition and macroeconomic conditions. The ratio of total assets to total liabilities repricing within one year was 79.28 percent at March 31, 1996, compared with 77.16 percent at December 31, 1995. The slight increase in the ratio reflects the lengthening of the weighted average maturity of a portion of short-term borrowings following the reduction of the Federal Funds rate by the Board of Governors of the Federal Reserve in early 1996.

As a financial intermediary, the Corporation is subject to the term and pricing preferences of its customers, which may result in an interest rate sensitivity position that does not meet corporate policy or is otherwise undesirable. In this case, the Corporation may choose to utilize off-balance sheet financial instruments to manage the interest rate risk associated with the mismatched position. There were no such financial instruments outstanding at March 31, 1996.


LIQUIDITY

Liquidity is the ability to meet cash needs arising from fluctuations in loans, securities, deposits and other borrowings. Management routinely monitors liquidity. The primary sources of funds include deposits, cash flows from operations and cash flows from principal prepayments and repayments of loans and securities.

The Corporation also has off-balance sheet sources of liquidity in the form of a credit facility with the Federal Home Loan Bank of Boston. The Corporation had borrowings of $666.6 million at March 31, 1996 from the Federal Home Loan Bank of Boston and additional borrowing capacity of $698.1 million, consisting of $54.5 million through the Ideal Way Program and $643.6 million through advances. The Corporation also has a $25.0 million unused facility for the purchase of federal funds from a commercial bank.

Centerbank is required to monitor its liquidity level utilizing criteria established by the FDIC. The liquidity ratio is defined as the total of net cash, short-term investments and other marketable assets divided by total net deposits and short-term liabilities. Management has established a policy requiring a liquidity ratio of 10.00 percent or greater at each quarter end. The liquidity ratio was 14.29 percent at March 31, 1996, compared with 14.93 percent at December 31, 1995.

CAPITAL

The Corporation's total shareholders' equity at March 31, 1996 was $223.9 million, or 6.10 percent of total assets, compared with $221.4 million at December 31, 1995. Volatility in shareholders' equity may occur in future periods as the fair value of the available for sale securities portfolio changes with market conditions.

The Corporation must now file regulatory reports with the Federal Reserve Board (the "FRB") which are similar in nature to the reports currently filed by Centerbank with the FDIC. One component of the FRB reports is information necessary to compute the holding company's risk-based capital ratios. The Corporation's Tier 1 capital ratio was 9.09 percent, its Total capital ratio was
11.44 percent and its Leverage ratio was 5.79 percent. These ratios are as of March 31, 1996.

Centerbank must also calculate separate risk-based capital ratios. Centerbank's Tier 1 and Total capital ratios were 9.07 percent and 11.42 percent, respectively, at March 31, 1996, compared with 8.82 percent and 11.17 percent, respectively, at December 31, 1995. Centerbank's Leverage ratio was 5.77 percent at March 31, 1996 and 5.74 percent at December 31, 1995.

Under Federal banking regulations, an institution is deemed to be wellcapitalized if it has a Risk-based Tier 1 capital ratio of 6.00 percent or greater, a Risk-based Total capital ratio of 10.00 percent or greater and a Leverage ratio of 5.00 percent or greater. The Corporation and Centerbank both exceeded the requirements for a well-capitalized financial institution at March 31, 1996.

The Corporation's ability to pay dividends is governed by Connecticut banking law. Accordingly, the Corporation may not declare a dividend unless it has sufficient net profits from which to do so. The Corporation had sufficient net profits to declare a cash dividend of $.07 per common share, payable May 13, 1996, to shareholders of record on May 2, 1996.


TABLE 7 - INTEREST RATE SENSITIVITY GAP ANALYSIS

The table below depicts the Corporation's interest rate sensitivity as of March 31, 1996. Allocations of assets and liabilities, including noninterest-bearing sources of funds, to specific periods are based upon management's assessment of contractual or anticipated repricing characteristics and amortization, adjusted periodically to reflect actual experience. Management considers all demand deposits to be stable sources of funds and, therefore, includes these deposits in the over one year category. Prepayment characteristics are spread throughout the categories below based upon management's expectations of changes in interest rates as well as industry statistics regarding prepayment rates. Nonaccruing loans are included in the respective loan categories. Available for sale securities are included in the 1 to 30 day category and are so included at market value. Mortgage servicing rights and other assets are included based upon anticipated cash flows and scheduled amortization, adjusted for actual and anticipated experience regarding prepayment and valuation impairment.

                                                                               Period to repricing

                                           1-30        31-90        91-180      181-365        Total          Over
(in thousands, except ratios)              days         days         days         days       one year       one year       Total
Assets:
   Residential first mortgage          $    30,080   $  156,888   $  203,294   $  386,803   $   777,065   $   925,170   $ 1,702,235
   Residential first mortgage loans
     held for sale                         195,322         -            -            -          195,322        10,946       206,268
   Other consumer loans                     11,949      237,856       20,029       24,043       293,877        80,210       374,087
   Commercial first mortgag                 56,112       15,791       21,318       40,769       133,990       200,932       334,922
   Other commercial loans                   76,030        7,001        2,280        5,627        90,938        19,461       110,399
   Leases                                    3,921       12,708       21,887       40,905        79,421       103,504       182,925
   Mortgage-backed securities and
     other investments                     332,615       14,944       25,189       32,501       405,249        72,011       477,260
   Mortgage servicing rights and
     excess servicing fees receivable        1,427        2,845        4,271        8,542        17,085        68,337        85,422
   Other assets                                523        3,301        5,189       15,127        24,140       171,860       196,000
                                       -----------   ----------   ----------   ----------   -----------   -----------   -----------
     Total assets                      $   707,979   $  451,334   $  303,457   $  554,317   $ 2,017,087   $ 1,652,431   $ 3,669,518
                                       -----------   ----------   ----------   ----------   -----------   -----------   ------------

Liabilities and shareholders' equity:
   Transaction accounts *              $   914,773   $     -      $     -      $     -      $   914,773   $   213,165   $ 1,127,938
   Time deposits                           186,173      192,450      292,102      411,793     1,082,518       374,782     1,457,300
   FHLB borrowings                         102,755      126,870       44,304      135,997       409,926       256,695       666,621
   Other borrowings                         74,518       62,513           20           41       137,092        25,249       162,341
   Other liabilities and
     shareholders' equity                     -            -            -            -             -          255,318       255,318
                                       -----------   ----------   ----------   ----------   -----------   -----------   -----------
     Total liabilities and
       shareholders' equity            $ 1,278,219   $  381,833   $  336,426   $  547,831   $ 2,544,309   $ 1,125,209   $ 3,669,518
                                       -----------   ----------   -----------  ----------   -----------   -----------   -----------

Asset (liability) sensitivity:
   For the period                      $ (570,240)   $   69,501   $  (32,969)  $    6,486   $  (527,222)  $   527,222          -
   On a cumulative basis                 (570,240)     (500,739)    (533,708)    (527,222)     (527,222)         -             -

Ratio of assets to liabilities
   available for repricing-
   on a cumulative basis                    55.39 %       69.84 %      73.27 %      79.28 %       79.28 %      100.00 %        -

Net liability sensitivity as
   a percentage of interest-earning
   assets - on a cumulative basis          (15.54)%      (13.65)%     (14.54)%     (14.37)%      (14.37)%        -             -


* Transaction accounts include savings, NOW, MMG, escrow and demand deposits.

                                CREDIT QUALITY


TABLE 8 - ALLOWANCE FOR LOAN AND LEASE LOSSES

                                            Three months ended
                                                March 31,
(in thousands)                           1996                1995
                                    ---------------     ---------------
Allowance for loan and lease losses
 at beginning of period             $        43,025     $        45,706
Provision charged to operations               1,587               1,248
Loans charged off
  Gross                             (         3,103 )   (         1,069 )
  Recoveries                                    961                 549
                                    ---------------     ---------------
  Net                               (         2,142 )   (           520 )
                                    ---------------     ---------------
Allowance for loan and lease losses
 at end of period                   $        42,470     $        46,434
                                    ---------------     ---------------
Net loan and lease charge-offs
 to average loans and leases                   0.07 %              0.02 %
Allowance for loan and lease losses
 to average loans and leases                   1.46                1.80

The allowance for loan and lease losses was $42.5 million at March 31, 1996, compared with $43.0 million at December 31, 1995. The ratio of the allowance for loan and lease losses to average loans and leases was 1.46 percent at March 31, 1996, compared with 1.53 percent at December 31, 1995. Net charge-offs were $2.1 million for the first quarter of 1996, compared with $0.5 million for the same period a year ago.

The Corporation had $34.0 million of impaired loans at March 31, 1996, consisting of $24.24 million of commercial mortgage loans and $9.8 million of other commercial loans. Impairment reserves at March 31, 1996, determined in accordance with SFAS 114 and included as part of the Corporation's allowance for loan and lease losses, were approximately $1.5 million. Approximately $15.4 million of impaired loans, which had been subjected to a specific review, did not require an impairment reserve due primarily to charge-offs. The Corporation's impaired loans averaged $31.2 million during the quarter ended March 31, 1996, compared with $27.7 million for the quarter ended December 31, 1995.The amount of interest income recognized on impaired loans was immaterial for the quarter ended March 31, 1996.

TABLE 9 - NONACCRUING LOANS AND LEASES AND REAL ESTATE OWNED

                                            Three months ended
                                                March 31,
(in thousands)                           1996                1995
                                    ---------------     ---------------

Nonaccruing loans and leases:
  Residential first mortgage loans:
    1 to 4 family                   $        26,827     $        23,275
    Other                                     3,151               1,380
    Home equity and other
     consumer loans                           3,909               2,599
    Commercial first
     mortgage loans                          24,228              21,856
    Other commercial loans                    9,769               9,579
    Leases                                    3,452               3,112
                                    ---------------     ---------------
Total nonaccruing loans and leases           71,336              61,801
                                    ---------------     ---------------
Real estate owned:
    Commercial                               23,526              32,929
    Residential                               5,187               7,522
                                    ---------------     ---------------
Total real estate owned                      28,713              40,451
                                    ---------------     ---------------
Total nonperforming assets          $       100,049     $       102,252
                                    ---------------     ---------------
Nonaccruing loans and leases
 to total loans and leases                     2.45 %              2.31 %
Allowance for loan and lease losses
 to nonaccruing loans and leases              59.54               75.13

Allowance for real estate owned losses:
    Balance at beginning of period  $         4,540     $         6,289
    Provision for losses on real
     estate owned                               784                 840
    (Charge-offs) recoveries        (           855 )                40
    (Loss) gain on sales and other  (           223 )   (           260 )
                                    ---------------     ---------------
    Balance at end of period        $         4,246     $         6,738
                                    ---------------     ---------------
Allowances for loan, lease and
 real estate owned losses to
 nonperforming assets                         46.69 %             52.00 %
Nonperforming assets to total loans
 and leases plus real estate owned             3.40                3.77
Nonperforming assets to total assets           2.73                2.98

Nonaccruing loans and leases were $71.3 million at March 31, 1996, compared with $64.0 million at December 31, 1995. Nonaccruing loans and leases increased by $7.3 million since year-end 1995 due primarily to increases in nonaccruing residential and commercial first mortgage loans. The increase in the nonaccruing residential mortgage portfolio reflects the Corporation's policy to transfer all residential mortgage loans to nonaccruing loans once the principal or interest is past due greater than 90 days, as well as the continuing weak Connecticut economy resulting from corporate restructurings, downsizings and mergers which have occurred in the state over the last several years. The increase in the nonaccruing commercial first mortgage portfolio is attributable to a single credit. The ratio of nonaccruing loans and leases to total loans and leases was
2.45 percent and 2.20 percent at March 31, 1996 and December 31, 1995, respectively. The allowance for loan and lease losses to nonaccruing loans and leases decreased to 59.54 percent at March 31, 1996, from 67.23 percent at December 31, 1995.

Approximately 70 percent of the increase in nonaccruing loans is concentrated within the consumer loan portfolio, primarily residential first mortgage loans, which are not as risky as commercial loans. Management believes the allowance for loan and lease losses is adequate to absorb losses inherent within the loan and lease portfolio at March 31, 1996, even though nonaccruing loans have increased and the coverage ratios have declined.

Real estate owned decreased from $30.2 million at December 31, 1995, to $28.7 million at March 31, 1996, a decrease of $1.5 million, or 5 percent. The reduction in real estate owned reflects the Corporation's aggressive sales efforts to reduce its real estate owned portfolio, thereby reducing the earnings drain. Real estate owned was also reduced due to writedowns based on recent appraised values.

Nonperforming assets totaled $100.0 million at March 31, 1996, an increase of $5.9 million, or 6 percent, from $94.1 million at December 31, 1995. The ratio of nonperforming assets to total loans and leases plus real estate owned increased 20 basis points from 3.20 percent at December 31, 1995, to 3.40 percent at March 31, 1996.

Restructured loans, which are loans with original terms that have been modified as a result of a change in the borrower's financial condition, totaled $1.0 million at March 31, 1996 and December 31, 1995. Restructured loans are included in Table 9 in nonaccruing loans and leases.


CENTER FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited)
                                                                           March 31,    December 31,     March 31,
(In thousands, except share amounts)                                         1996           1995           1995
Assets
Cash and due from banks                                                   $    93,844    $    77,069    $    64,563
Securities:
 Federal Home Loan Bank stock, at cost                                         34,506         32,321         28,248
 Available for sale (amortized cost: $324,532, $241,032 and $84,104)          291,562        214,625         61,324
 Held to maturity (fair value: $149,327, $160,438 and $430,139)               151,192        161,988        439,783
                                                                          -----------    -----------    -----------
 Total securities                                                             477,260        408,934        529,355
                                                                          -----------    -----------    -----------
Loans and leases:
 Residential first mortgage loans available for sale                          206,268        153,173        119,752
 Residential first mortgage loans held for investment                       1,702,235      1,732,253      1,542,290
 Consumer home equity loans                                                   237,136        247,127        268,739
 Other consumer loans                                                         136,951        131,293        110,857
 Commercial first mortgage loans:
   Permanent                                                                  305,263        295,202        290,895
   Construction                                                                29,659         33,896         12,260
 Other commercial loans                                                       110,399        123,026        122,988
 Leases                                                                       182,925        193,762        202,201
 Allowance for loan and lease losses                                      (    42,470 )  (    43,025 )  (    46,580 )
                                                                          -----------    -----------    -----------
 Total loans and leases, net                                                2,868,366      2,866,707      2,623,402
                                                                          -----------    -----------    -----------
Real estate owned, net                                                         24,467         25,659         32,534
Premises and equipment, net                                                    47,108         46,617         48,011
Accrued interest receivable                                                    20,580         21,816         18,883
Mortgage servicing rights                                                      69,586         65,461         53,394
Excess servicing fees receivable                                               15,836         15,264         12,170
Deferred tax assets, net                                                       15,835         15,399         16,909
Acquisition related intangibles                                                14,762         15,277         12,337
Other assets                                                                   21,874         22,216         22,271
                                                                          -----------    -----------    -----------
  Total assets                                                            $ 3,669,518    $ 3,580,419    $ 3,433,829
                                                                          -----------    -----------    -----------
Liabilities and Shareholders' Equity
Liabilities:
Deposits:
 Demand                                                                   $   213,167    $   216,163    $   185,179
 Savings                                                                      644,073        643,816        835,905
 Money market                                                                 270,700        271,347        128,566
 Time                                                                       1,397,297      1,345,298      1,275,051
                                                                          -----------    -----------    -----------
  Total deposits                                                            2,525,237      2,476,624      2,424,701
                                                                          -----------    -----------    -----------
Escrow on first mortgage loans                                                 60,001         63,546         50,578
Borrowings                                                                    828,962        787,385        723,108
Other liabilities                                                              31,388         31,438         34,075
                                                                          -----------    -----------    -----------
  Total liabilities                                                         3,445,588      3,358,993      3,232,462
                                                                          -----------    -----------    -----------
Shareholders' equity:
Preferred stock - voting; no par value; 1,000,000 authorized
 shares; issued and outstanding - none                                           -              -              -
Preferred stock - nonvoting; no par value; 10,000,000
 authorized shares; issued and outstanding - none                                -              -              -
Common stock; par value $1; 75,000,000 authorized shares;
 14,487,375, 14,445,649 and 14,535,253 shares issued and
 outstanding at March 31,1996, December 31, 1995 and
 March 31, 1995, respectively                                                  14,487         14,446         14,535
Paid-in capital                                                               176,480        176,050        174,724
Retained earnings                                                              32,060         27,592         11,457
Net unrealized gain (loss) on securities available for sale,
 net of tax effect                                                                903          3,338            651
                                                                          -----------    -----------    -----------
  Total shareholders' equity                                                  223,930        221,426        201,367
                                                                          -----------    -----------    -----------
  Total liabilities and shareholders' equity                              $ 3,669,518    $ 3,580 419    $ 3,433,829
                                                                          -----------    -----------    -----------

The accompanying notes are an integral part of this Consolidated Financial Statement.

CENTER FINANCIAL CORPORATION
CONSOLIDATED STATEMENT of OPERATIONS
(Unaudited)
(In thousands, except per share amounts)
                                                                                             Three months ended
                                                                                                 March 31,
                                                                                            1996           1995
Interest and Dividend Income
  Interest and fees on loans                                                             $    54,672    $    47,764
  Leases                                                                                       3,861          4,344
                                                                                         -----------    -----------
  Total interest and fees on loans and leases                                                 58,533         52,108
                                                                                         -----------    -----------
  Interest on mortgage-backed securities                                                       6,044          8,162
  Interest and dividends on other earning assets                                                 762            676
                                                                                         -----------    -----------
  Total interest income                                                                       65,339         60,946
                                                                                         -----------    -----------
Interest Expense
  Interest on deposits                                                                        24,351         20,279
  Escrow on first mortgage loans                                                                 188            180
  Interest on borrowings                                                                      12,577         11,342
                                                                                         -----------    -----------
  Total interest expense                                                                      37,116         31,801
                                                                                         -----------    -----------
Net interest income                                                                           28,223         29,145
                                                                                         -----------    -----------
Provision for loan and lease losses                                                            1,587          1,248
                                                                                         -----------    -----------
Net interest income after provision for loan and lease losses                                 26,636         27,897
                                                                                         -----------    -----------
Noninterest Income
  Customer service fees                                                                        1,661          1,574
  Mortgage servicing income, net                                                               2,280          2,990
  Gain on sale of loans and servicing rights, net                                              2,588          1,222
  Gain on sale of securities, net                                                              1,897            441
  Other income                                                                                 1,016            479
  Total noninterest income                                                                     9,442          6,706

Noninterest Expenses
  Salaries and employee benefits                                                              13,093         13,200
  Occupancy and equipment                                                                      4,411          4,600
  Professional and other services                                                              3,489          3,505
  Net cost of real estate owned                                                                1,429          1,452
  FDIC and state assessment                                                                      169          1,773
  Advertising and public relations                                                             1,200            980
  Other expenses                                                                               4,096          2,620
  Total noninterest expenses                                                                  27,887         28,130
Income before income taxes                                                                     8,191          6,473
Income tax expense                                                                             2,712          1,873
Net income                                                                               $     5,479    $     4,600

Net income per common share                                                              $      0.38    $      0.32
Average common shares outstanding                                                         14,462,674     14,253,174






The accompanying notes are an integral part of this Consolidated Financial Statement.

CENTER FINANCIAL CORPORATION
CONSOLIDATED STATEMENT of CHANGES in SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands)



                                                                      Three months ended March 31, 1996
                                                 ----------------------------------------------------------------------------
                                                                                                      Net
                                                                                                  unrealized
                                                    Common         Paid-in         Retained        gain on
                                                    stock          capital         earnings       securities         Total
                                                 -----------     -----------     ----------      -----------     -----------
  Balance at December 31, 1995                   $    14,446     $   176,048     $    27,594     $     3,338     $   221,426

  Net income                                            -               -              5,479            -              5,479

  Dividends                                             -               -             (1,013)           -             (1,013)

  Issuance of common stock                                41             432            -               -                473

  Net unrealized gain on securities
   available for sale, net of tax effect                -               -               -             (2,435)         (2,435)
                                                 -----------     -----------     -----------     -----------     -----------
  Balance at March 31, 1996                      $    14,487     $   176,480     $    32,060     $       903     $   223,930
                                                 -----------     -----------     -----------     -----------     -----------



                                                                      Three months ended March 31, 1996
                                                 ----------------------------------------------------------------------------
                                                                                                      Net
                                                                                                  unrealized
                                                    Common         Paid-in         Retained        gain on
                                                    stock          capital         earnings       securities         Total
                                                 -----------     -----------     ----------      -----------     -----------
  Balance at December 31, 1994                   $    14,229     $   174,893     $    7,493      $      (669)    $   195,946

  Net loss                                              -               -             4,598             -              4,598

  Dividends                                             -               -              (634)            -               (634)

  Issuance of common stock                                34             103           -                -                137

  Net unrealized gain on securities
     available for sale, net of tax
       effect
         As of January 1, 1994                          -               -              -               2,932           2,932
         Net change during the                          -               -              -              (1,612)         (1,612)
                                                 -----------     -----------     ----------      -----------     -----------
  Balance at March 31, 19                        $    14,263     $   174,996     $    11,457     $       651     $   201,367
                                                 -----------     -----------     ----------      -----------     -----------































  The accompanying notes are an integral part of this Consolidated Financial Statement.


CENTER FINANCIAL CORPORATION
CONSOLIDATED STATEMENT of CASH FLOWS
(Unaudited)
(In thousand)
                                                                                             Three months ended
                                                                                                 March 31,
                                                                                         --------------------------
                                                                                             1996           1995
                                                                                         -----------    -----------
Cash flows from operating activities:
  Net income (loss)                                                                      $     5,479    $     4,472
  Adjustments to reconcile  net income  (loss) to net cash provided by operating activities:
      Provision for loan and lease losses                                                      1,587         20,103
      Provision for losses on real estate owned                                                  784          9,813
      Amortization of mortgage and excess servicing rights                                     4,092         13,867
      Depreciation                                                                             1,458          5,594
      Gain on sale of loans, servicing rights, securities and other assets                    (4,485)       (10,107)
      Gain on sale of premises and equipment                                                      23           -
      Deferred income tax expense (benefit)                                                    1,396         (5,264)
      (Increase) decrease in first mortgage loans available for sale                         (53,507)       459,093
      (Increase) decrease in other assets                                                      2,050         36,934
      Increase (decrease) in other liabilities                                                   (50)           272
      Other adjustments, net                                                                   2,334          1,495
                                                                                         -----------    -----------
        Net cash provided by operating activities                                            (38,839)       536,272
                                                                                         -----------    -----------
Cash flows from investing activities:
      Purchases of securities available for sale                                            (146,077)       (26,110)
      Purchases of securities held to maturity                                               (18,051)      (411,644)
      Purchases of securities held for investment                                               -           (11,209)
      Proceeds from sales of securities available for sale                                    54,479         24,819
      Principal payments and maturities of securities available for sale                      10,109         24,633
      Principal payments and maturities of securities held to maturity                        28,695         71,927
      Principal payments and maturities of securities held for investment                       -             9,863
      Proceeds from bulk sales of loans and real estate owned                                   -           105,799
      Originations and principal payments on loan and lease portfolio, net                    46,417       (574,266)
      Proceeds from other sales of real estate owned                                           3,408         20,832
      Additions to mortgage servicing rights                                                 (11,869)        (7,628)
      Other, net                                                                               2,399         (2,585)
                                                                                         -----------    -----------
        Net cash used by investing activities                                                (30,490)      (775,569)
                                                                                         -----------    -----------
Cash flows from financing activities:
      Increase (decrease) in deposits                                                         48,613       (115,668)
      Increase (decrease) in escrow on first mortgage loans                                   (3,545)       (18,745)
      Increase (decrease) in borrowings, net                                                  41,577        326,119
      Issuance of common stock                                                                   471          2,663
      Cash dividends                                                                          (1,012)          -
                                                                                         -----------    -----------
        Net cash provided (used) by financing activities                                      86,104        194,369
                                                                                         -----------    -----------
Increase (decrease) in cash and cash equivalents                                              16,775        (44,928)
Decrease in cash and cash equivalents attributable to Great Country Bank
   for the period from June 1, 1993 through December 31, 1993                                   -           (11,843)
Cash and cash equivalents at beginning of period                                              77,069        127,128
                                                                                         -----------    -----------
Cash and cash equivalents at end of period                                               $    93,844    $    70,357
                                                                                         -----------    -----------

Supplemental information:
      Interest paid on deposits and borrowings                                           $    37,450    $    30,711
      Income taxes paid (refunded), net                                                          147          1,021
      Loans transferred to real estate owned                                                   3,406          3,328
      Loans made to facilitate the sale of real estate owned                                    -                75
      Securitization of mortgage loans                                                        32,836           -


The accompanying notes are an integral part of this Consolidated Financial Statement.

CENTER FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Center Financial Corporation and its subsidiary (the "Corporation"). These financial statements reflect, in management's opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Corporation's financial position, results of operations and cash flows for the periods presented. Certain amounts for prior periods have been reclassified to conform to current period presentation. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Corporation's 1996 Annual Report.

The accompanying consolidated financial statements have been retroactively restated to reflect the combination of the Corporation with Great Country Bank, which was acquired on December 15, 1995, as if the acquisition had occurred at the beginning of the earliest period presented.

Earnings per share is computed based on weighted average shares outstanding. Stock options outstanding did not materially dilute earnings per share and, as such were not included in the earnings per share computations. Weighted average shares outstanding for the three-month periods ended March 31, 1996 and 1996 were 12,753,416 and 12,637,398, respectively.

NOTE 2 - SUBSEQUENT EVENTS

The Corporation announced on April 12, 1996, it had completed the merger with Heritage Bank of Watertown, Connecticut, with assets of $56.8 million at March 31, 1996. The transaction will be accounted for as a pooling of interests. The merger resulted in the issuance of a total of 438,151 shares of the Corporation's common stock, representing an exchange of 0.6938 shares for each share of Heritage Bank common stock.

CONSOLIDATED AVERAGE BALANCE SHEET, NET INTEREST INCOME AND INTEREST RATES

The following are the Corporation's average balance sheet, net interest income and interest rates:

                                                             Three months ended
                                                               March 31, 1996

                                                   Average                       Average
(in thousands)                                     Balance         Interest       Rate
                                                 -----------     -----------     -------
ASSETS
Interest-earning assets:
  Residential first mortgage loans               $ 1,907,837     $    36,718        7.70 %
  Other loans and leases                             985,836          21,815        8.85
                                                 -----------     -----------
         Total loans and leases                    2,893,673          58,533        8.09
                                                 -----------     -----------
  Mortgage-backed securities                         377,504           6,044        6.40
  Other interest-earning assets                       60,291             631        4.19
                                                 -----------     -----------
         Total securities and other
           interest-earning assets                   437,795           6,675        6.10
                                                 -----------     -----------
Total interest-earning assets                      3,331,468          65,739        7.85
                                                 -----------
Noninterest-earning assets:
  Cash and due from banks                             59,257
  Premises and equipment                              47,089
  Other                                              176,077
                                                 -----------
Total assets                                     $ 3,613,891
                                                 -----------
LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing liabilities:
  Savings, NOW and money
   market deposits                               $   904,010     $     5,466        2.42 %
  Time deposits                                    1,054,235          14,311        5.43
  Other                                              369,624           4,762        5.15
                                                 -----------     -----------
         Total interest-bearing deposits           2,327,869          24,539        4.22
                                                 -----------     -----------
     Short-term borrowings                           435,954           6,128        5.62
     Long-term borrowings                            394,629           6,449        6.54
                                                 -----------     -----------
         Total borrowings                            830,583          12,577        6.06
                                                 -----------     -----------
Total interest-bearings liabilities                3,158,452          37,116        4.70
                                                 -----------     -----------
Noninterest-bearing liabilities:
  Demand deposits                                    206,850
  Other liabilities                                   26,604
Shareholders' equity                                 221,985
                                                 -----------
Total liabilities and
  shareholders' equity                           $ 3,613,891
                                                 -----------
Net interest income                                              $    28,223
                                                                 -----------
Net interest spread                                                                 3.15
Net interest margin                                                                 3.39

CONSOLIDATED AVERAGE BALANCE SHEET, NET INTEREST INCOME AND INTEREST RATES
                                 (continued)


                                                             Three months ended
                                                               March 31, 1995
                                                   Average                       Average
(in thousands)                                     Balance         Interest       Rate
                                                 -----------     -----------     -------
ASSETS
Interest-earning assets:
  Residential first mortgage loans               $ 1,604,352     $    29,164        7.27 %
  Other loans and leases                             973,390          22,944        9.43
                                                 -----------     -----------
         Total loans and leases                    2,577,742          52,108        8.09
                                                 -----------     -----------
  Mortgage-backed securities                         519,862           8,162        6.28
  Other interest-earning assets                       42,376             676        6.38
                                                 -----------     -----------
         Total securities and other
          interest-earning assets                    562,238           8,838        6.29
                                                 -----------     -----------
Total interest-earning assets                      3,139,980          60,946        7.76
                                                 -----------
Noninterest-earning assets:
  Cash and due from banks                             54,959
  Premises and equipment                              41,290
  Other                                              166,673
                                                 -----------
Total assets                                     $ 3,417,779
                                                 -----------
LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing liabilities:
  Savings, NOW and money
   market deposits                               $   987,678     $     5,664        2.29 %
  Time deposits                                      964,014          11,053        4.59
  Other                                              323,982           3,742        4.62
                                                 -----------     -----------
         Total interest-bearing deposits           2,275,674          20,459        3.60
                                                 -----------     -----------
  Short-term borrowings                              371,704           5,793        6.23
  Long-term borrowings                               361,660           5,549        6.14
                                                 -----------     -----------
         Total borrowings                            733,364          11,342        6.19
                                                 -----------     -----------
Total interest-bearings liabilities                3,009,038          31,801        4.23
                                                 -----------     -----------
Noninterest-bearing liabilities:
  Demand deposits                                    178,194
  Other liabilities                                   29,440
Shareholders' equity                                 201,107
                                                 -----------
Total liabilities and
 shareholders' equity                            $ 3,417,779
                                                 -----------
Net interest income                                              $    29,145
                                                                 -----------
Net interest spread                                                                 3.53
Net interest margin                                                                 3.71

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Corporation is subject to various pending and threatened lawsuits in which claims for monetary damages are asserted. Management, after consultation with legal counsel, does not anticipate that the ultimate liability, if any, arising out of such other pending and threatened lawsuits will have a material effect on the Corporation's results ofoperations or financial position.


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits required by Item 601 of Regulation S-K are listed on the Exhibits Index on page 2 of this report and are filed herewith or are incorporated herein by reference.

         3(i)      Certificate of Incorporation of Center Financial Corporation,
                   incorporated   herein  by  reference  to  the   Corporation's
                   registration statement of Form 8-A dated July 6, 1995.

         3(ii) By-Laws of Center Financial Corporation, incorporated herein by reference to the Corporation's 1995 Annual Report on Form 10-K filed March 30, 1996.

         4(i)      1.   Common Stock Rights, incorporated herein by reference to
                        the Corporation's registration statement of Form 8-A dated July 6, 1995.

         4(ii)     2.   Preferred Stock Purchase Rights, incorporated herein by
                        reference to the Corporation's registration statement of Form 8-A dated July 7, 1995.

         10(ii)D Lease Agreement dated December 30, 1988 between Centerbank and Norman S. Drubner, Trustee, as amended, incorporated herein by reference to the Corporation's registration statement of Form 8-A dated July 6, 1995.

         10(iii)A The following documents are incorporated herein by reference to the Corporation's registration statement of Form 8-A dated July 6, 1995.

                   1. Executive Stock Incentive Plan, as amended through Amendment No. 3.

                   2. 1992 Executive Stock Incentive Plan, as amended through Amendment No. 1.

                   3.   Directors Deferred Compensation Plan, as amended.

                   4. 1991 Directors Stock Option Plan, as amended through Amendment No. 3.

                   5. 1993 Directors Stock Option Plan, as amended through Amendment No. 1.

                   6.   Executive Severance Plan, dated August 27, 1992.

                   7. Severance Pay Policy for employees other than executive officers, dated July 13, 1992.

                   8. Severance Pay Agreement with Joseph M. Murphy, dated October 26, 1992.

                   9. Severance Pay Agreement with Maureen A. Frank, dated May 17, 1993.

                   10. Senior Executive Officer Deferred Compensation Plan, dated December 20, 1993.

                   11.  Directors Retirement Plan, as amended.

                   12. Employment Agreement with Robert J. Narkis, dated September 1, 1994.

                   13. Employment Agreement with Joseph Carlson II, dated September 1, 1994.

                   14. Employment Agreement with William H. Placke, dated September 1, 1994.

                   15. Employment Agreement with Thomas C. Brown, dated September 1, 1994.

                   The   Centerbank   1993   Employee   Stock   Purchase   Plan,
                   incorporated   herein  by  reference  to  the   Corporation's
                   registration statement on Form S-8 dated July 28, 1995.

                   The Centerbank Savings and Investment Plan, as amended and restated, incorporated herein by reference to the Corporation's registration statement on Form S-8 dated July 28, 1995

         11        Computation re:  Earnings per share

         99.1      Press  release  of the  Corporation,  dated  April 12,  1996,
                   entitled  "Center  Financial   Corporation   completes  sixth
                   acquisition in four years with purchase of Heritage Bank."

         99.2 Press release of the Corporation, dated April 23, 1996, entitled "Center Financial Corporation announces 19% increase in earnings for first quarter."

(b) Reports on Form 8-K - The Corporation filed the following reports on Form 8-K during the quarter ended March 31, 1996.

         1. The report dated October 10, 1995 (item 5) reported that the Corporation (i) had formed a national consumer finance subsidiary called Center Credit Corporation on October 10, 1995; (ii) announc-ed, on February 6, 1996, projected earnings per share, return on average assets and return on average shareholders' equity for 1996 and 1997; and (iii) announced earning of the Corporation, including the earnings of the merged operations of Great Country Bank ("Great Country"), following the merger with Great Country on December 15, 1995. This last filing was undertaken in accordance with the terms of the Agreement and Plan of Merger between the Corporation and Great Country.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            CENTER FINANCIAL CORPORATION
                                                   (Registrant)




Date:         May 14, 1996              By  JOSEPH CARLSON II
                                                 Joseph Carlson II
                                              Chief Financial Officer





Date:         May 14, 1996              By  EDWARD L. OLCESE
                                                   Edward L. Olcese
                                                     Controller
                                            (Principal Accounting Officer)