Form 10-Q
period 1996-06-30
CENTER FINANCIAL CORP /CT
filed 1996-08-14
CIK 948463

- -------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1996

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

                         Commission file number 0-26384


                          CENTER FINANCIAL CORPORATION
             ------------------------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes or No X .

15,086,881 shares of the registrant's common stock, par value $1.00, were outstanding as of August 2, 1996.

- -------------------------------------------------------------------------------
Total number of pages: 37
The Exhibits Index, filed as a part of this report, appears on page 23.

- -------------------------------------------------------------------------------

TABLE OF CONTENTS AND FORM 10-Q CROSS-REFERENCE INDEX

Part I - Financial Information
Management's Discussion and Analysis of Financial Condition
   and Results of Operations (Item 2)                                         3
Financial Statements (Item 1):
     Consolidated Balance Sheet (unaudited)                                  16
     Consolidated Statement of Operations (unaudited)                        17
     Consolidated Statement of Changes in Shareholders'
      Equity (unaudited)                                                     18
     Consolidated Statement of Cash Flows (unaudited)                        19
     Notes to Consolidated Financial Statements                              20
Selected Statistical Information:
     Consolidated Average Balance Sheet, Net Interest Income
       and Interest Rates                                                    21

Part II - Other Information
Legal Proceedings (Item 1)                                                   23
Exhibits and Reports on Form 8-K (Item 6)                                    23
Signatures                                                                   25

FINANCIAL HIGHLIGHTS                                      Three months ended              Six months ended
                                                  ------------------------------- -------------------------------
                                                               June 30,                        June 30,
                                                  ------------------------------- -------------------------------
(in thousands, except per share amounts)                1996            1995            1996            1995
                                                  --------------- --------------- --------------- ---------------
Operating Results
Net income                                        $       8,037   $       5,603   $      13,429   $      10,201
Return on average assets                                   0.83 %          0.65 %          0.71 %          0.59 %
Return on average equity                                  14.10           10.97           11.94           10.10
Net interest margin                                        3.14            3.62            3.24            3.66
Efficiency ratio                                          66.00 %         71.24 %         70.87 %         73.92 %

Per Common Share
Net income                                        $        0.54   $        0.39   $        0.90   $        0.72
Dividends declared                                $        0.07   $        0.05   $        0.14   $        0.10
Payout ratio                                              12.96 %         12.82 %         15.56 %         13.89 %

Balances at June 30,
Loans and leases                                                                  $   3,127,972   $   2,713,788
Allowance for loan and lease losses                                                      44,397          46,317
Total assets                                                                          4,018,341       3,450,456
Deposits                                                                              2,558,684       2,389,364
Shareholders' equity                                                                    233,936         206,988
Book value per common share                                                       $       15.58   $       14.48

Capital Ratios at June 30,
Shareholders' equity to total assets                                                       5.82 %          6.00 %
Tier 1 capital                                                                             8.92            8.76
Total capital                                                                             11.19           11.15
Leverage                                                                                   5.71 %          5.64 %

                                        2

                  CENTER FINANCIAL CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                   TABLE 1 - SUMMARY OF RESULTS OF OPERATIONS

                                                          Three months ended              Six months ended
                                                  ------------------------------- -------------------------------
                                                               June 30,                        June 30,
                                                  ------------------------------- -------------------------------
(in thousands, except per share amounts)                1996            1995            1996            1995
                                                  --------------- --------------- --------------- ---------------
Statement of Operations

Interest and dividend income                      $      67,814   $      63,472   $     134,227   $     124,418
Interest expense                                         39,424          34,511          77,159          66,313
Net interest income                                      28,390          28,961          57,068          58,105
Provision for loan and lease losses                       2,085           1,248           3,737           2,496
Noninterest income                                       12,659          13,488          22,219          20,194
Noninterest expenses                                     27,046          32,857          55,528          60,987
Income before income taxes                               11,918           8,344          20,022          14,816
Income tax expense                                        3,881           2,741           6,593           4,615
Net income                                        $       8,037   $       5,603   $      13,429   $      10,201

Net income per common share                       $        0.54   $        0.39   $        0.90            0.72

Selected Ratios and Other Data

Per common share at June 30:
   Book value                                                                     $       15.58           14.48
   Tangible book value                                                                    14.63           13.64
   Market value                                                                   $       24.16           14.50
Total shareholders' equity to total assets as of:                                          5.82 %          6.00 %
   Ratios for the period ending:
   Return on average assets                                0.83 %          0.65 %          0.71 %          0.59 %
   Return on average shareholders' equity                 14.10           10.97           11.94           10.10
   Dividend payout ratio                                  12.96           12.82           15.56           13.89
   Average shareholders' equity to average assets          5.90            5.90            5.97            5.87
   Yield on interest-earning assets                        7.51            7.94            7.62            7.85
   Cost of interest-bearing liabilities                    4.65            4.53            4.68            4.38
   Net interest spread                                     2.86            3.41            2.94            3.47
   Net interest margin                                     3.14 %          3.62 %          3.24            3.66

Regulatory Ratios
As of:
   Center Financial Corporation:
       Tier 1 capital                                                                      8.92 %          8.76 %
       Total capital                                                                      11.19           11.15
       Leverage                                                                            5.71 %          5.64 %
   Centerbank:
       Tier 1 capital                                                                      8.87 %          8.76 %
       Total capital                                                                      11.14           11.15
       Leverage                                                                            5.68 %          5.64 %

                                        3

                                    OVERVIEW
General

Center Financial Corporation (the "Corporation" or "Center Financial") and First Union Corporation ("First Union") of Charlotte, North Carolina, announced on June 17, 1996, that a definitive agreement had been signed whereby First Union would acquire the Corporation for approximately $379 million. The transaction is to be accounted for as a purchase and is expected to be completed during the fourth quarter of 1996. Under the terms of the agreement, First Union will exchange shares of its common stock for each share of the Corporation's common stock at a value equal to $25.44 per Center Financial share. The merger is subject to the approval of Federal and Connecticut banking regulators, the Corporation's shareholders and other conditions of closing.

First Union reported total assets of $139.9 billion, net loans of $91.3 billion, deposits of $91.5 billion and shareholders' equity of $9.3 billion at June 30, 1996. First Union also reported earnings of $435.7 million, or $1.55 per common share, and $674.6 million, or $2.40 per common share, for the three and six months ended June 30, 1996.

The Corporation completed its merger with Heritage Bank on April 12, 1996. The transaction was accounted for as a pooling of interests. The 1996 financial information included in Management's Discussion and Analysis and the consolidated financial statements reflect the Corporation's financial position and results of operations on a combined basis with Heritage Bank. The 1995 financial information included in Management's Discussion and Analysis and the consolidated financial statements reflect the Corporation's financial position and results of operations on a combined basis with Great Country Bank, but due to the relative size of the Heritage Bank acquisition compared with Center Financial, the 1995 financial information and statements have not been restated. The Great Country Bank merger was completed December 15, 1995 and was accounted for as a pooling of interests.


Three Months Ended June 30, 1996

The Corporation reported net income of $8.0 million, or $0.54 per share, for the quarter ended June 30, 1996, an increase of 43 percent, over net income of $5.6 million, or $0.39 per share, for the second quarter of 1995. Net income for the quarter ended June 30, 1995 included a $4.9 million gain on the sale of two branches and a $5.9 million restructuring charge.

Net interest income for the second quarters of 1996 and 1995 was $28.4 million and $29.0 million, respectively. Net interest margin declined to 3.14 percent from 3.62 percent for the same periods. The Corporation's cost of funds on interest-bearing liabilities continued to increase while the rates earned on interest-earning assets declined during the second quarter of 1996, compared with the same period of 1995. This trend reflects the shift from lower cost or no cost funds such as savings, money market and demand deposits into higher costing funds such as time deposits and borrowings.

The provision for loan and lease losses increased $0.8 million to $2.1 million for the second quarter of 1996 from $1.3 million during the 1995 second quarter. The allowance for loan and lease losses was $44.4 million at June 30, 1996, compared with $43.0 million at December 31, 1995. The ratio of the allowance for loan and lease losses to nonaccruing loans and leases decreased from 67.2 percent at December 31, 1995 to 56.4 percent at June 30, 1996.

Nonaccruing loans plus real estate owned ("nonperforming assets") at June 30, 1996 totaled $107.9 million, up $13.8 million, or 15 percent, from $94.3 million at December 31, 1995. The ratio of nonperforming assets to related asset categories (total loans and leases plus real estate owned) increased 22 basis points to 3.42 percent at June 30, 1996 from 3.20 percent at December 31, 1995.

Noninterest income was $11.4 million for the second quarter of 1996, compared with $7.7 million for the prior year period, excluding securities gains and losses and the gain on the sale of two branches, an increase of $3.7 million, or 48 percent. The increase is primarily attributable to higher levels of mortgagebanking activity.

Noninterest expenses were $27.0 million for the quarter ended June 30, 1996, compared with $27.2 million for the second quarter of 1995, excluding the restructuring charge . The efficiency ratio, a measure of operating expenses to net revenue--before special charges and gains--was 66.00 percent for the second quarter of 1996, down from 71.24 percent for the comparable 1995 period.

Return on average shareholders' equity increased from 10.97 percent for the June 30, 1995 quarter to 14.10 percent for the second quarter of 1996. Return on average assets increased from 0.65 percent to 0.83 percent for the second quarters of 1995 and 1996, respectively. The Corporation's Tier 1 capital ratio was 8.92 percent, its Total capital ratio was 11.19 percent and its Leverage ratio was 5.71 percent. These ratios are as of June 30, 1996.


Six Months Ended June 30, 1996

Net income for the six months ended June 30, 1996 was $13.4 million, or $0.90 per share, compared with net income of $10.2 million, or $0.72 per share, for the comparable 1995 period. Net income for the six months ended June 30, 1995 included a $4.9 million gain on the sale of two branches and a $5.7 million restructuring charge.

Net interest income for the first six months of 1996 was $57.1 million, compared with $58.1 million for the comparable 1995 period. Net interest margin declined to 3.24 percent from 3.66 percent for the same periods. The decline in net interest income is attributable to increased utilization of borrowings to fund the growth in the Corporation's balance sheet. Net interest margin declined due to the higher cost of funds resulting from the shift away from no cost and low cost funds such as savings, money market and demand deposits into higher costing funds such as time deposits and borrowings.

The provision for loan and lease losses was $3.7 million for the first six months of 1996, up $1.2 million or 50 percent, from $2.5 million during the 1995 period. The increase is attributable to the integration of acquired loan portfolios into the Corporation's existing methodologies, policies and procedures.

Noninterest income, excluding securities gains and losses and the gain on the sale of branches, totaled $19.1 million, up $5.1 million or 37 percent, from $14.0 million during the first six months of 1996 and 1995, respectively. The increase is primarily attributable to the higher levels of mortgage-banking activities experienced during 1996 versus 1995.

Noninterest expenses, excluding the restructuring charge, were $55.5 million during the six month period ended June 30, 1996, compared with $55.3 million for the same period of 1995. The efficiency ratio was 70.87 percent for the 1996 six month period, compared with 73.92 percent for the comparable 1995 period.


Net Interest Income

The Corporation's net interest income was $28.4 million and $29.0 million for the second quarters of 1996 and 1995, respectively. Average loans and leases increased to $3.0 billion during the 1996 second quarter from $2.7 billion during the second quarter of 1995, an increase of $309.4 million, or 11 percent. The increase reflects the $321.8 million growth in the average residential mortgage portfolio. Average investment securities and other interest-earning assets increased $59.2 million, or 11 percent, to $581.6 million during the second quarter of 1996 from $522.4 million for the comparable 1995 period. Average interest-bearing liabilities were $3.4 billion for the three months ended June 30, 1996, compared with $3.0 billion during the comparable 1995 period, an increase of $345.7 million, or 11 percent.

The Corporation's mortgage-banking operations continued to experience substantial closing volume during the second quarter of 1996, reflecting reduced mortgage interest rates following the lowering of the prime interest rate at the end of 1995. Its national scope provides the opportunity to originate mortgage loans outside the Northeast, where competition is fierce and margins are thin, in other more profitable markets. Loan applications closed were almost triple the volume of one year ago ($904.3 million during the 1996 quarter, compared with $334.2 million during the second quarter of 1995). Of the loans closed, the Corporation retained the adjustable rate residential mortgage loans, while selling the fixed rate residential mortgage loans.

The  increase  in  the  average  residential   mortgage  portfolio   contributed
approximately $6.0 million of additional interest income during the second quarter of 1996 compared with the same period a year ago. However, the weighted average yield on residential mortgages decreased from 7.41 percent during the second quarter of 1995 to 7.30 percent during the 1996 period. The decrease in yield resulted in the loss of approximately $0.5 million in interest income during the 1996 second quarter, compared with the second quarter of 1995.

The Corporation also experienced increases in its cost of funds. The growth in average interest-earning assets has been funded primarily through increased utilization of borrowings. Interest on borrowings increased approximately $2.6 million in the second quarter of 1996 to $14.3 million from $11.7 million during the comparable 1995 period.

The Corporation's deposit base increased $158.9 million in average balances during the second quarter of 1996 from the second quarter of 1995. The
Corporation began increasing the rates paid on its time deposits during the third quarter of 1995 in an effort to reduce or reverse the flow of deposits out of the bank. The rates stabilized during the first quarter of 1996 after deposits began to increase. The weighted average rate paid on interest-bearing deposits increased 18 basis points during the second quarter of 1996 to 4.16 percent from 3.98 percent during the comparable 1995 period. As a result of this initiative, interest expense on deposits increased approximately $2.3 million from $22.5 million during the 1995 second quarter to $24.8 million in the comparable 1996 period, with volume contributing approximately $1.2 million and rate contributing approximately $1.0 million to the increase.

An analysis of net interest income is presented in Table 2 below.

                    TABLE 2 - ANALYSIS OF NET INTEREST INCOME

                                                          Three months ended              Six months ended
                                                  ------------------------------- -------------------------------
                                                               June 30,                        June 30,
                                                  ------------------------------- -------------------------------
(in thousands)                                          1996            1995            1996            1995
                                                  --------------- --------------- --------------- ---------------
Interest and Dividend Income
Residential first mortgage loans                  $      36,458   $      31,018   $      73,371   $      59,984
Other loans and leases                                   22,247          24,367          44,790          47,509
Mortgage-backed securities                                7,661           7,250          13,704          15,413
Other earning assets                                      1,448             837           2,362           1,512
                                                  -------------   -------------   -------------   -------------
   Total interest and dividend income                    67,814          63,472         134,227         124,418
                                                  -------------   -------------   -------------   -------------
Interest Expense
Deposits                                                 24,785          22,539          49,557          42,819
Borrowings                                               14,342          11,719          27,116          23,061
Mortgage escrow deposits                                    297             253             486             433
                                                  -------------   -------------   -------------   -------------
   Total interest expense                                39,424          34,511          77,159          66,313
                                                  -------------   -------------   -------------   -------------
Net Interest Income                               $      28,390   $      28,961   $      57,068   $      58,105
                                                  =============   =============   =============   =============

Net Interest Spread                                        2.86 %          3.41 %          2.94 %          3.47 %

Net Interest Margin                                        3.14 %          3.62 %          3.24 %          3.66 %

                                        6

Net Interest Margin

The net interest margin for the June 30, 1996 quarter was 3.14 percent, a decline of 48 basis points, compared with 3.62 percent for the comparable prior year quarter. Net interest margin for the fourth quarter of 1995 was 3.24 percent. The decline in net interest margin from the second quarter of 1996 reflects the liability sensitive nature of the Corporation's balance sheet. Interest-bearing liabilities are repricing faster than interest-earning assets.

The Corporation utilizes borrowings, including advances from the Federal Home Loan Bank and securities sold under agreements to repurchase, as a source of funding a portion of its interest-earning assets. The average interest rate paid on total borrowings decreased from 6.20 percent for the second quarter of 1995 to 5.85 percent for the same quarter of 1996. The Corporation took advantage of the reduction in the Federal Funds rate initiated by the Federal Reserve Board early in 1996 to restructure borrowings maturing during 1996. This initiative enabled the Corporation to reduce its borrowing costs. The Corporation had $538.7 million of FHLB fixed rate term borrowings outstanding at December 31, 1995 with a weighted average rate of interest of 6.28 percent, compared with $858.1 million at June 30, 1996 with a weighted average rate of interest of 5.70 percent.

As previously stated, the Corporation embarked on a program to increase the rates paid on certain time deposits in an effort to retain and attract new deposits into the bank. Average deposits increased during the second quarter of 1996, compared with the second and fourth quarters of 1995. The weighted average rate paid on deposits increased 18 basis points from 3.98 percent during the second quarter of 1995 to 4.16 percent for the comparable 1996 period. If interest rates continue to increase, the resultant contraction of the spread between the Corporation's interest-earning assets and interest-bearing liabilities would continue to reduce net interest margin.

The Corporation also increased its utilization of noninterest-bearing sources of funds from $151.3 million to $176.1 million during the second quarters of 1995 and 1996, respectively. Noninterest-bearing sources of funds include demand deposits and shareholders' equity.

A discussion of interest rate risk appears on page 10. An analysis of net interest margin is presented in Table 3 below.

                    TABLE 3 - ANALYSIS OF NET INTEREST MARGIN

                                                          Three months ended              Six months ended
                                                  ------------------------------- -------------------------------
                                                               June 30,                        June 30,
                                                  ------------------------------- -------------------------------
(in thousands)                                          1996            1995            1996            1995
                                                  --------------- --------------- --------------- ---------------
Net Interest Income                               $        28.4   $        29.0   $        57.1   $        58.1
                                                  =============   =============   =============   =============

Average interest-earning assets supported by:
   Interest-bearing liabilities                   $     3,392.5   $     3,046.9   $     3,300.3   $     3,029.2
   Noninterest-bearing liabilities                        176.1           151.3           176.9           142.6
                                                  -------------   -------------   -------------   -------------
       Total average interest-earning assets      $     3,568.6   $     3,198.2   $     3,477.2   $     3,171.8
                                                  =============   =============   =============   =============

Average yields and average rates:
   Yield on interest-earning assets                        7.51 %          7.94 %          7.62 %          7.85 %
   Rate paid on interest-bearing liabilities               4.65            4.53            4.68            4.38
                                                  -------------   -------------   -------------   -------------
       Net Interest Spread                                 2.86 %          3.41 %          2.94 %          3.47 %
                                                  =============   =============   =============   =============

Net Interest Margin                                        3.14 %          3.62 %          3.24 %          3.66 %


                                        7

Provision for Loan and Lease Losses

The provision for loan and lease losses was $2.1 million for the second quarter of 1996, up $0.8 million, or 67 percent, from $1.3 million for the second quarter of 1995. The increase in the provision for loan and lease losses reflects the integration of the loans acquired in the Heritage Bank merger and refining the classification of the loans acquired in the Great Country Bank merger into the Corporation's existing methodologies, policies and procedures. Management believes the provision for loan and lease losses is adequate to maintain the allowance for loan and lease losses at a level sufficient to absorb credit losses inherent in the loan and lease portfolio. Future levels of the allowance and provisions for loan and lease losses may be affected by changes in economic conditions, loan quality and the regulatory environment.


Noninterest Income

Noninterest income, excluding gains on sales of securities and on the sale of branches, was $11.4 million for the three-month period ended June 30, 1996, up $3.7 million, or 48 percent, from $7.7 million for the comparable 1995 period. Gains on sales of loans and servicing rights increased $2.3 million to $5.1 million during the 1996 second quarter from $2.8 million for the second quarter of 1995. Mortgage servicing income increased to $3.2 million during the second quarter of 1996, an increase of $0.6 million, or 23 percent, from $2.6 million for the same period of 1995 and loan fees increased $0.5 million, or 126 percent, to $0.9 million from $0.4 million for the second quarters of 1996 and 1995, respectively. All of these increases reflect the significant mortgage-banking activity which the Corporation has experienced during 1996.

An analysis of noninterest income is presented in Table 4 below.

                          TABLE 4 - NONINTEREST INCOME

                                                          Three months ended              Six months ended
                                                  ------------------------------- -------------------------------
                                                               June 30,                        June 30,
                                                  ------------------------------- -------------------------------
(in thousands)                                          1996            1995            1996            1995
                                                  --------------- --------------- --------------- ---------------
Customer service fees                             $       1,706   $       1,594   $       3,396   $       3,168
Mortgage servicing income, net                            3,181           2,579           5,460           5,569
Gain on sale of loans and servicing rights, net           5,056           2,787           7,643           4,009
Gain on sale of securities, net                           1,259             905           3,156           1,346
Gain on sale of branches                                      -           4,889               -           4,889
Other income:
   Loan and lease fees                                      934             414           1,633             859
   Miscellaneous                                            523             320             931             354
                                                  -------------   -------------   -------------   -------------
       Total Noninterest Income                   $      12,659   $      13,488   $      22,219   $      20,194
                                                  =============   =============   =============   =============



Noninterest Expenses

Noninterest expenses, excluding the restructuring charge, were $27.0 million and $27.2 million for the second quarters of 1996 and 1995, respectively. Salaries and employee benefits increased $0.7 million, or 5 percent, during the second quarter of 1996, compared with the same period of 1995. The increase reflects higher incentive and employee stock compensation costs. The FDIC and state assessment expense declined $1.9 million during the second quarter of 1996, compared with the quarter ended June 30, 1995. The decrease reflects Centerbank's achievement of regulatory capital ratios in excess of ratios required to be classified as a "well capitalized" financial institution. Institutions which have achieved such capital strength are afforded reduced FDIC insurance premium rates.

The credit balance for the second quarter of 1996 is due to interest received from the FDIC on an assessment attributable to deposit balances of Great
Country, which the Corporation acquired during December 1995. The FDIC determined the assessment was incorrectly made and returned the entire assessment, plus interest.

Advertising and public relations expense was $1.0 million for the quarter ended June 30, 1996, compared with $0.9 million for the second quarter of 1995. Stationery, supplies and printing; postage, express and freight and telephone expenses were $0.3 million, $0.4 million and $0.3 million for the quarter ended June 30, 1996, respectively, up 82 percent, 87 percent and 42 percent, respectively, from the comparable 1995 period. These increases are attributable to integrating the branches acquired in the Great Country Bank and the Heritage Bank mergers into the Corporation's branch system.

An analysis of noninterest expenses is presented in Table 5 below.

                         TABLE 5 - NONINTEREST EXPENSES

                                                          Three months ended              Six months ended
                                                  ------------------------------- -------------------------------
                                                               June 30,                        June 30,
                                                  ------------------------------- -------------------------------
(in thousands)                                          1996            1995            1996            1995
                                                  --------------- --------------- --------------- ---------------
Salaries and employee benefits                    $      13,554   $      12,893   $      26,883   $      26,093
Occupancy and equipment                                   3,986           4,276           8,442           8,876
Professional and other services                           3,410           3,243           7,068           6,748
Net cost of real estate owned                             1,332           1,488           2,844           2,940
FDIC and state assessment                                  (155)          1,772              14           3,545
Advertising and public relations                          1,003             926           2,217           1,906
Restructuring charge                                           -          5,689                -          5,689
Other expenses:
   Stationery, supplies and printing                        757             416           1,612             759
   Postage, express and freight                             761             406           1,357             904
   Telephone                                                995             703           1,918           1,384
   Miscellaneous                                          1,403           1,045           3,173           2,143
                                                  -------------   -------------   -------------   -------------
       Total Noninterest Expenses                 $      27,046   $      32,857   $      55,528   $      60,987
                                                  =============   =============   =============   =============


The table below provides an analysis of the Corporation's restructuring reserve established during the second quarter of 1995 related to its High Performance '97 initiative to streamline operations and reduce operating expenses.

                  TABLE 6 - ANALYSIS OF RESTRUCTURING RESERVE

                                                                                                    Quarter ended
                                                                                                       June 30,
(in thousands)                                                                                           1996
                                                                                                -----------------
Beginning balance                                                                               $             256
Expenses charged to the reserve                                                                 (             256)
                                                                                                -----------------
Ending balance                                                                                  $               0
                                                                                                =================

                                        9

                       CONSOLIDATED BALANCE SHEET ANALYSIS

Total assets were $4.0 billion at June 30, 1996 and $3.6 billion at December 31, 1995. Total loans were $3.1 billion at June 30, 1996 and $2.9 billion at December 31, 1995. The Corporation's loan to deposit ratio as of June 30, 1996 was 121 percent, compared with 116 percent at December 31, 1995.

Total securities increased $218.0 million, or 53 percent, from $408.9 million at December 31, 1995 to $626.9 million at June 30, 1996. Securities classified as held to maturity and reported at amortized cost increased $8.0 million to $170.0 million at June 30, 1996 from $162.0 million at December 31, 1995. Securities classified as available for sale and reported at fair value totaled $414.0 million at June 30, 1996, compared with $214.6 million at December 31, 1995.

Total deposits at June 30, 1996 were $2.6 billion, up from $2.4 billion at year-end 1995. Savings, demand and money market deposits totaled $1.1 billion at June 30, 1996 and December 31, 1995. Time deposits increased $72.2 million, or 5 percent, reflecting the shift of balances from savings into higher yielding, longer-term deposits. Time deposits totaled $1.4 billion at June 30, 1996 and $1.3 billion at December 31, 1995.

Total borrowings, primarily securities sold under agreements to repurchase and advances from the Federal Home Loan Bank, increased $329.1 million, or 42 percent, to $1.1 billion at June 30, 1996 from $787.4 million at year-end 1995. The increase in borrowings was primarily due to funding the growth in interest-earning assets.


Interest Rate Risk

As indicated in the interest rate sensitivity table on page 12, the twelve-month cumulative gap, representing the total net assets and liabilities that are projected to reprice over the next twelve months, was liability sensitive in the amount of $712.2 million at June 30, 1996.

A liability sensitive interest rate gap would tend to reduce earnings over a period of rising interest rates, while declining rates would tend to enhance earnings. The Corporation utilizes modeling and other analytical techniques to measure the effect on net interest income under different interest rate scenarios. Given an immediate and sustained 100 basis point increase in interest rates, the effect on net interest income would be a reduction of approximately $5.6 million when compared with the amount of net interest income assumed to be earned absent an interest rate increase for the twelve-month period following June 30, 1996.

The Corporation manages the net interest rate sensitivity position, expressed as a percentage of total assets to total liabilities repricing over a one year period, between plus or minus 25 percent based on management's assessment of the balance sheet composition and macroeconomic conditions. The ratio of total assets to total liabilities repricing within one year was 75.60 percent at June 30, 1996, compared with 77.16 percent at December 31, 1995. The decrease in the ratio reflects the Corporation's increased reliance on short-term borrowings to fund longer term assets.

As a financial intermediary, the Corporation is subject to the term and pricing preferences of its customers, which may result in an interest rate sensitivity position that does not meet corporate policy or is otherwise undesirable. In this case, the Corporation may choose to utilize off-balance sheet financial instruments to manage the interest rate risk associated with the mismatched position. There were no such financial instruments outstanding at June 30, 1996.


LIQUIDITY

Liquidity is the ability to meet cash needs arising from fluctuations in loans, securities, deposits and other borrowings. Management routinely monitors liquidity. The primary sources of funds include deposits, cash flows from operations and cash flows from principal prepayments and repayments of loans and securities.

The Corporation also has additional sources of liquidity in the form of a credit facility with the Federal Home Loan Bank of Boston. The Corporation had borrowings of $858.1 million at June 30, 1996 from the Federal Home Loan Bank of Boston and additional borrowing capacity of $695.2 million, consisting of $54.6 million through the Ideal Way Program and $640.6 million through advances. The Corporation also has a $25.0 million unused facility for the purchase of federal funds from a commercial bank.

Centerbank is required to monitor its liquidity level utilizing criteria established by the FDIC. The liquidity ratio is defined as the total of net cash, short-term investments and other marketable assets divided by total net deposits and short-term liabilities. Management has established a policy requiring a liquidity ratio of 10.00 percent or greater at each quarter end. The liquidity ratio was 14.99 percent at June 30, 1996, compared with 14.93 percent at December 31, 1995.


CAPITAL

The Corporation's total shareholders' equity at June 30, 1996 was $233.9 million, or 5.82 percent of total assets, compared with $221.4 million at December 31, 1995. Volatility in shareholders' equity may occur in future periods as the fair value of the available for sale securities portfolio changes with market conditions.

The Corporation must now file regulatory reports with the Federal Reserve Board (the "FRB") which are similar in nature to the reports currently filed by Centerbank with the FDIC. One component of the FRB reports is information necessary to compute the holding company's risk-based capital ratios. The Corporation's Tier 1 capital ratio was 8.92 percent, its Total capital ratio was
11.19 percent and its Leverage ratio was 5.71 percent. These ratios are as of June 30, 1996.

Centerbank must also calculate separate risk-based capital ratios. Centerbank's Tier 1 and Total capital ratios were 8.87 percent and 11.14 percent, respectively, at June 30, 1996, compared with 8.82 percent and 11.17 percent, respectively, at December 31, 1995. Centerbank's Leverage ratio was 5.68 percent at June 30, 1996 and 5.74 percent at December 31, 1995.

Under Federal banking regulations, an institution is deemed to be wellcapitalized if it has a Risk-based Tier 1 capital ratio of 6.00 percent or greater, a Risk-based Total capital ratio of 10.00 percent or greater and a Leverage ratio of 5.00 percent or greater. The Corporation and Centerbank both exceeded the requirements for a well-capitalized financial institution at June 30, 1996.

The Corporation's ability to pay dividends is governed by Connecticut banking law. Accordingly, the Corporation may not declare a dividend unless it has sufficient net profits from which to do so. The Corporation had sufficient net profits to declare a cash dividend of $.07 per common share, payable August 12, 1996, to shareholders of record on August 2, 1996.


TABLE 7 - INTEREST RATE SENSITIVITY GAP ANALYSIS

The table below depicts the Corporation's interest rate sensitivity as of June 30, 1996. Allocations of assets and liabilities, including noninterest-bearing sources of funds, to specific periods are based upon management's assessment of contractual or anticipated repricing characteristics and amortization, adjusted periodically to reflect actual experience. Management considers all demand deposits to be stable sources of funds and, therefore, includes these deposits in the over one year category. Prepayment characteristics are spread throughout the categories below based upon management's expectations of changes in interest rates as well as industry statistics regarding prepayment rates. Nonaccruing loans are included in the respective loan categories. Available for sale securities are included in the 1 to 30 day category as these assets could be readily converted into cash flows and are so included at market value. Mortgage servicing rights and other assets are included based upon anticipated cash flows and scheduled amortization, adjusted for actual and anticipated experience regarding prepayment and valuation impairment.

                                          Period to repricing
                                             1-30        31-90     91-180     181-365      Total        Over
(in thousands, except ratios)                days        days       days       days      one year     one year       Total
                                        ------------ ---------- ---------- ---------- ------------ ------------ ------------
Assets:
   Residential first mortgage loans     $     30,637 $  188,022 $  183,899 $  377,398 $    779,956 $  1,066,966 $  1,846,922
   Residential first mortgage loans
     held for sale                           230,462                                       230,462        8,492      238,954
   Other consumer loans                       24,628    230,714     13,237     22,940      291,519       97,689      389,208
   Commercial first mortgage loans            57,652     17,600     25,477     44,991      145,720      214,900      360,620
   Other commercial loans                     78,802      6,136      4,572      5,816       95,326       25,351      120,677
   Leases                                      1,556     14,386     21,188     37,132       74,262       97,329      171,591
   Mortgage-backed securities and
     other investments                       463,561     17,478     14,936     49,608      545,583       81,343      626,926
Mortgage servicing rights and
     excess servicing fees receivable          1,572      3,134      4,706      9,412       18,824       75,298       94,122
Other assets                                     511      3,340      5,255     15,395       24,501      144,820      169,321
                                        ------------ ---------- ---------- ---------- ------------ ------------ ------------
     Total assets                       $    889,381 $  480,810 $  273,270 $  562,692 $  2,206,153 $  1,812,188 $  4,018,341
                                        ============ ========== ========== ========== ============ ============ ============

Liabilities and shareholders' equity:
   Transaction accounts *               $    930,636 $     -    $     -    $     -    $    930,636 $    290,131 $  1,220,767
   Time deposits                             181,828    232,121    290,420    404,907    1,109,276      308,203    1,417,479
   FHLB borrowings                           105,774    236,997    113,662    187,300      643,733      212,821      856,554
   Other borrowings                          135,459     80,713     18,531         29      234,732       25,242      259,974
   Other liabilities and]
     shareholders' equity                       -          -          -          -            -         263,567      263,567
                                        ------------ ---------- ---------- ---------- ------------ ------------ ------------
     Total                              $  1,353,697 $  549,831 $  422,613 $  592,236 $  2,918,377 $  1,099,964 $  4,018,341
                                        ============ ========== ========== ========== ============ ============ ============

Asset (liability) sensitivity:
   For the period                       $   (464,316)$  (69,021)$ (149,343)$  (29,544)$   (712,224)$    712,224         -
   On a cumulative basis                    (464,316)  (533,337)  (682,680)  (712,224)    (712,224)        -            -
                                        ============ ========== ========== ========== ============ ============ ============

Ratio of assets to liabilities
   available for repricing-
   on a cumulative basis                       65.70 %    71.98 %    70.65 %    75.60 %      75.60 %     100.00 %       -
                                        ============ ========== ========== ========== ============ ============ ============

Net liability sensitivity as
   a percentage of interest-earning
   assets - on a cumulative basis             (11.55)%   (13.27)%   (16.99)%   (17.72)%     (17.72)%       -            -
                                        ============ ========== ========== ========== ============ ============ ============


* Transaction accounts include savings, NOW, MMG, escrow and demand deposits.

                                                  CREDIT QUALITY


                 TABLE 8 - ALLOWANCE FOR LOAN AND LEASE LOSSES

                                                                                      June 30,
                                                                       ---------------------------------------
(in thousands)                                                                1996                 1995
                                                                       -----------------     -----------------
Allowance for loan and lease losses
 at beginning of period                                                $          43,583     $          46,434
Provision charged to operations                                                    2,085                 1,248
Loans charged off
  Gross                                                                (           3,428 )   (           2,670 )
  Recoveries                                                                       2,157                 1,305
                                                                       -----------------     -----------------
  Net                                                                  (           1,271 )   (           1,365 )
                                                                       -----------------     -----------------
Allowance for loan and lease losses
 at end of period                                                      $          44,397     $          46,317
                                                                       =================     =================

Net loan and lease charge-offs
 to average loans and leases                                                        0.04 %                0.05 %
Allowance for loan and lease losses
 to average loans and leases                                                        1.49                  1.73


The allowance for loan and lease losses was $44.4 million at June 30, 1996, compared with $43.0 million at December 31, 1995. The ratio of the allowance for loan and lease losses to average loans and leases was 1.49 percent at June 30, 1996, compared with 1.53 percent at December 31, 1995. Net charge-offs were $1.3 million for the second quarter of 1996, compared with $1.4 million for the same period a year ago.

The Corporation had $40.8 million of impaired loans at June 30, 1996, consisting of $28.2 million of commercial mortgage loans and $12.6 million of other commercial loans. Impairment reserves at June 30, 1996, determined in accordance with SFAS 114, were approximately $1.5 million. However, based upon the Corporation's general reserving methodology, the portion of the allowance for loan and lease losses associated with impaired loans totaled approximately $10.9 million at June 30, 1996. Approximately $19.4 million of impaired loans, which had been subjected to a specific review, did not require an impairment reserve due primarily to charge-offs. The Corporation's impaired loans averaged $34.4 million during the quarter ended June 30, 1996, compared with $27.7 million for the quarter ended December 31, 1995. The amount of interest income recognized on impaired loans was immaterial for the quarter ended June 30, 1996.

          TABLE 9 - NONACCRUING LOANS AND LEASES AND REAL ESTATE OWNED

                                                                                      June 30,
                                                                       ---------------------------------------
(in thousands)                                                                1996                 1995
                                                                       -----------------     -----------------
Nonaccruing loans and leases:
    Residential first mortgage loans:
        1 to 4 family                                                  $          27,657     $          23,275
        Other                                                                      3,860                 2,422
        Home equity and other consumer loans                                       4,203                 3,193
        Commercial first mortgage loans                                           28,239                24,166
        Other commercial loans                                                    12,441                 8,644
        Leases                                                                     2,295                 2,619
                                                                       -----------------     -----------------
Total nonaccruing loans and leases                                                78,695                64,319
                                                                       -----------------     -----------------
    Real estate owned:
        Commercial                                                                24,204                29,449
        Residential                                                                5,049                 5,320
                                                                       -----------------     -----------------
Total real estate owned                                                           29,253                34,769
                                                                       -----------------     -----------------
Total nonperforming assets                                             $         107,948     $          99,088
                                                                       =================     =================

Nonaccruing loans and leases
 to total loans and leases                                                          2.52 %                2.37 %
Allowance for loan and lease losses
 to nonaccruing loans and leases                                                   56.42                 72.01

                                                                                    Quarter ended
                                                                                       June 30,
                                                                       ---------------------------------------
(in thousands)                                                                1996                 1995
                                                                       -----------------     -----------------
Allowance for real estate owned losses:
    Balance at beginning of period                                     $           4,246     $           6,738
    Provision for losses on real estate owned                                        835                   759
    (Charge-offs) recoveries                                           (              867 )  (             274)
    (Loss) gain on sales and other                                     (              119 )  (             260)
                                                                       -----------------     -----------------
    Balance at end of period                                           $           4,095     $           6,830
                                                                       =================     =================

Allowances for loan, lease and
 real estate owned losses to
 nonperforming assets                                                              44.92 %               53.64 %
Nonperforming assets to total loans
 and leases plus real estate owned                                                  3.42                  3.61
Nonperforming assets to total assets                                                2.69                  2.87


Nonaccruing loans and leases were $78.7 million at June 30, 1996, compared with $64.0 million at December 31, 1995. Nonaccruing loans and leases increased by $14.7 million since year-end 1995. The increase reflects the integration of the loans acquired in the Heritage Bank merger and refining the classification of the loans acquired in the Great Country Bank merger into the Corporation's existing methodologies, policies and procedures. The ratio of nonaccruing loans and leases to total loans and leases was 2.52 percent and 2.20 percent at June 30, 1996 and December 31, 1995, respectively. The allowance for loan and lease losses to nonaccruing loans and leases decreased to 56.42 percent at June 30, 1996, from 67.23 percent at December 31, 1995.

Management believes the allowance for loan and lease losses is adequate to absorb losses inherent within the loan and lease portfolio at June 30, 1996, even though nonaccruing loans have increased and the coverage ratios have declined.

Real estate owned decreased from $30.2 million at December 31, 1995, to $29.3 million at June 30, 1996, a decrease of $0.9 million, or 3 percent. The reduction in real estate owned reflects the Corporation's aggressive sales efforts to reduce its real estate owned portfolio, thereby reducing the earnings drain. Real estate owned was also reduced due to writedowns based on recent appraised values.

Nonperforming assets totaled $107.9 million at June 30, 1996, an increase of $13.8 million, or 15 percent, from $94.1 million at December 31, 1995. The ratio of nonperforming assets to total loans and leases plus real estate owned increased 22 basis points from 3.20 percent at December 31, 1995, to 3.42 percent at June 30, 1996

Restructured loans, which are loans with original terms that have been modified as a result of a change in the borrower's financial condition, totaled $1.5 million at June 30, 1996 and $1.0 million at December 31, 1995. Restructured loans are included in Table 9 in nonaccruing loans and leases.

CENTER FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited)
(In thousands, except share amounts)                                 June 30,      December 31,      June 30,
                                                                       1996            1995            1995
                                                                  ------------    ------------    ------------
Assets
Cash and due from banks                                           $     67,920    $     77,069    $     87,529
Federal funds sold                                                        -               -              5,400
Securities:
  Federal Home Loan Bank stock, at cost                                 42,905          32,321          28,850
  Available for sale (amortized cost: $414,246,
   $208,823 and $39,132)                                               413,984         214,625          41,366
  Held to maturity (fair value: $167,487, $160,437 and $404,994)       170,037         161,988         407,375
                                                                  ------------    ------------    ------------
  Total securities                                                     626,926         408,934         477,591
                                                                  ------------    ------------    ------------
Loans and leases:
  Residential first mortgage loans available for sale                  238,954         153,173         138,410
  Residential first mortgage loans held for investment               1,846,922       1,732,253       1,575,443
  Consumer home equity loans                                           230,400         247,127         261,971
  Other consumer loans                                                 158,808         131,293         101,869
  Commercial first mortgage loans:
    Permanent                                                          333,335         295,202         299,111
    Construction                                                        27,285          33,896          14,041
  Other commercial loans                                               120,677         123,026         118,189
  Leases                                                               171,591         193,762         204,754
  Allowance for loan and lease losses                                  (44,397)        (43,025)        (46,317)
                                                                  ------------    ------------    ------------
  Total loans and leases, net                                        3,083,575       2,866,707       2,667,471
                                                                  ------------    ------------    ------------
Real estate owned, net                                                  25,158          25,659          27,939
Premises and equipment, net                                             48,949          46,617          47,478
Accrued interest receivable                                             22,086          21,816          18,938
Mortgage servicing rights                                               78,100          65,461          56,868
Excess servicing fees receivable                                        16,022          15,264          12,248
Deferred tax assets, net                                                14,575          15,399          15,455
Acquisition related intangibles                                         14,356          15,277          12,069
Other assets                                                            20,674          22,216          21,470
                                                                  ------------    ------------    ------------
                                                                  $  4,018,341    $  3,580,419    $  3,450,456
                                                                  ============    ============    ============

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
  Demand                                                          $    210,568    $    216,163         207,147
  Savings                                                              649,160         777,829         784,780
  Money market                                                         281,477         137,334         142,962
  Time                                                               1,417,479       1,345,298       1,254,475
                                                                  ------------    ------------    ------------
  Total deposits                                                     2,558,684       2,476,624       2,389,364
                                                                  ------------    ------------    ------------
Escrow on first mortgage loans                                          79,562          63,546          71,402
Borrowings                                                           1,116,528         787,385         747,668
Other liabilities                                                       29,631          31,438          35,034
                                                                  ------------    ------------    ------------
                                                                     3,784,405       3,358,993       3,243,468
                                                                  ------------    ------------    ------------


Shareholders' equity:
Preferred stock - voting; no par value; 1,000,000 authorized              -               -               -
  shares; issued and outstanding - none
Preferred stock - nonvoting; no par value; 10,000,000                     -               -               -
  authorized shares; issued and outstanding - none
Common stock; par value $1; 75,000,000 authorized shares; 15,013,864, 14,445,649 and 14,293,690 shares issued and outstanding at June 30,1996, December 31,
  1995 and June 30, 1995, respectively                                  15,014          14,446          14,294
Paid-in capital                                                        183,453         176,048         175,130
Retained earnings                                                       35,623          27,594          16,426
Net unrealized gain (loss) on securities available for sale,
  net of tax effect                                                       (154)          3,338           1,138
                                                                  ------------    ------------    ------------
                                                                       233,936         221,426         206,988
                                                                  ------------    ------------    ------------
                                                                  $  4,018,341    $  3,580,419    $  3,450,456
                                                                  ============    ============    ============

The  accompanying  notes are an  integral  part of this  consolidated  financial statement.

                                       16

CENTER FINANCIAL CORPORATION
CONSOLIDATED STATEMENT of OPERATIONS
(Unaudited)
(In thousands, except per share amounts)
                                                                  Three months ended          Six months ended
                                                                       June 30,                   June 30,
                                                              ------------------------   -------------------------
                                                                   1996        1995           1996         1995
                                                              ------------ -----------   ------------ ------------
Interest and Dividend Income
  Residential first mortgage loans                            $     36,458 $    31,018   $     73,371 $     59,984
  Other loans                                                       18,603      20,080         37,286       38,878
  Leases                                                             3,644       4,287          7,504        8,631
                                                              ------------ -----------   ------------ ------------
    Total interest and fees on loans and leases                     58,705      55,385        118,161      107,493
                                                              ------------ -----------   ------------ ------------
  Interest on mortgage-backed securities                             7,661       7,250         13,704       15,413
  Interest and dividends on other earning assets                     1,448         837          2,362        1,512
                                                              ------------ -----------   ------------ ------------
    Total interest income                                           67,814      63,472        134,227      124,418
                                                              ------------ -----------   ------------ ------------
Interest Expense
  Interest on deposits                                              24,785      22,539         49,557       42,819
  Escrow on first mortgage loans                                       297         253            486          433
  Interest on borrowings                                            14,342      11,719         27,116       23,061
                                                              ------------ -----------   ------------ ------------
    Total interest expense                                          39,424      34,511         77,159       66,313
                                                              ------------ -----------   ------------ ------------
Net interest income                                                 28,390      28,961         57,068       58,105
Provision for loan and lease losses                                  2,085       1,248          3,737        2,496
                                                              ------------ -----------   ------------ ------------
Net interest income after provision for loan and lease losses       26,305      27,713         53,331       55,609
                                                              ------------ -----------   ------------ ------------
Noninterest Income
  Customer service fees                                              1,706       1,594          3,396        3,168
  Mortgage servicing income, net                                     3,181       2,579          5,460        5,569
  Gain on sale of loans and servicing rights, net                    5,056       2,787          7,643        4,009
  Gain on sale of securities, net                                    1,259         905          3,156        1,346
  Gain on sale of branches                                                       4,889                       4,889
  Other income                                                       1,457         734          2,564        1,213
                                                              ------------ -----------   ------------ ------------
    Total noninterest income                                        12,659      13,488         22,219       20,194
                                                              ------------ -----------   ------------ ------------
Noninterest Expenses
  Salaries and employee benefits                                    13,554      12,893         26,883       26,093
  Occupancy and equipment                                            3,986       4,276          8,442        8,876
  Professional and other services                                    3,410       3,243          7,068        6,748
  Net cost of real estate owned                                      1,332       1,488          2,844        2,940
  FDIC and state assessment                                           (155)      1,772             14        3,545
  Advertising and public relations                                   1,003         926          2,217        1,906
  Restructuring charge                                                           5,689                       5,689
  Other expenses                                                     3,916       2,570          8,060        5,190
                                                              ------------ -----------   ------------ ------------
    Total noninterest expenses                                      27,046      32,857         55,528       60,987
                                                              ------------ -----------   ------------ ------------
Income before income taxes                                          11,918       8,344         20,022       14,816
Income tax expense                                                   3,881       2,741          6,593        4,615
                                                              ------------ -----------   ------------ ------------
Net income                                                    $      8,037 $     5,603   $     13,429 $     10,201
                                                              ============ ===========   ============ ============
Net income per common share                                   $       0.54 $      0.39   $       0.90 $       0.72
                                                              ============ ===========   ============ ============
Average common shares outstanding                               14,957,763  14,275,977     14,928,977   14,263,835
                                                              ============ ===========   ============ ============

The  accompanying  notes are an  integral  part of this  consolidated  financial statement.

                                       17

CENTER FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(In thousand)



                                                   Six months ended June 30, 1996
                                                                            Net
                                                                         unrealized
                                       Common    Paid-in     Retained      gain on       Total
                                    ---------   ---------   ---------   ------------   ---------
  Balance at December 31, 1995      $  14,446   $ 176,048   $  27,594   $      3,338   $ 221,426

  Heritage Bank balances at
     December 31, 1995                    438       5,928   (   3,069)  (          7)      3,290

  Net income                              -          -         13,429           -         13,429

  Dividends                               -          -      (   2,058)          -      (   2,058)

  Issuance of common stock                130       1,477   (     273)          -          1,334

  Net unrealized gain on securities
     available for sale, net of tax
       effect                             -          -           -     (       3,485)  (   3,485)
                                    ---------   ---------   ---------  -------------   ---------
  Balance at June 30, 1996          $  15,014   $ 183,453   $  35,623  $(        154)  $ 233,936
                                    =========   =========   =========  =============   =========




                                                   Six months ended June 30, 1995
                                                                            Net
                                                                         unrealized
                                       Common    Paid-in     Retained      gain on
                                       stock      capital    earnings    securities      Total
                                    ---------   ---------   ---------   ------------   ---------
  Balance at December 31, 1994      $  14,229   $ 174,893   $   7,493   $(       669)  $ 195,946

  Net income                              -          -         10,201           -         10,201

  Dividends                               -          -      (   1,268)          -      (   1,268)

  Issuance of common stock                 65         237        -              -            302

  Net unrealized gain on securities
     available for sale, net of tax
       effect                             -          -           -             1,807       1,807
                                    ---------   ---------   ---------  -------------   ---------
  Balance at June 30, 1995          $  14,294  $ 175,130    $  16,426   $      1,138   $ 206,988
                                    =========   =========   =========  =============   =========

The  accompanying  notes are an integral part of this  consolidated  financial statement.


CENTER FINANCIAL CORPORATION
CONSOLIDATED STATEMENT of CASH FLOWS
(Unaudited)
(In thousand)
                                                                              Six months ended
                                                                                  June 30,

                                                                              1996        1995
                                                                           ---------   ---------
Cash flows from operating activities:
  Net income (loss)                                                        $  10,086   $  10,201
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Provision for loan and lease losses                                      3,737       2,496
      Provision for losses on real estate owned                                1,619       1,599
      Amortization of mortgage and excess servicing rights                     6,086       4,841
      Depreciation                                                             2,997       2,873
      Gain on sale of loans, servicing rights, securities and other assets (  10,799)  (   5,274)
      Gain on sale of premises and equipment                               (      42)  (   4,970)
      Deferred income tax expense (benefit)                                    3,395       2,515
      (Increase) decrease in first mortgage loans available for sale       (  86,045)  (  22,880)
      (Increase) decrease in other assets                                      7,397       3,787
      Increase (decrease) in other liabilities                             (   1,807)      5,201
      Other adjustments, net                                                   2,026         103
                                                                           ---------   ---------
        Net cash provided by operating activities                          (  61,350)        492
                                                                           ---------   ---------

Cash flows from investing activities:
      Purchases of securities available for sale                            (372,704)    (31,554)
      Purchases of securities held to maturity                               (61,704)     (5,306)
      Proceeds from sales of securities available for sale                   137,218      59,874
      Principal payments and maturities of securities available for sale      22,669       3,540
      Principal payments and maturities of securities held to maturity        53,122      70,030
      Proceeds from bulk sales of loans and real estate owned                   -          5,523
      Originations and principal payments on loan and lease portfolio, net  (142,240)   (109,731)
      Proceeds from other sales of real estate owned                           5,314      10,231
      Additions to mortgage servicing rights                                 (28,509)     (5,796)
      Other, net                                                               5,901       2,933
                                                                           ---------   ---------
        Net cash used by investing activities                               (380,933)       (256)
                                                                           ---------   ---------

Cash flows from financing activities:
      Increase (decrease) in deposits                                         82,060     (37,387)
      Increase (decrease) in escrow on first mortgage loans                   16,016      11,403
      Increase (decrease) in borrowings, net                                 329,143      55,750
      Issuance of common stock                                                 7,973         302
      Cash dividends                                                          (2,058)     (1,268)
                                                                           ---------   ---------
        Net cash provided (used) by financing activities                     433,134      28,800
                                                                           ---------   ---------

Increase (decrease) in cash and cash equivalents                              (9,149)     29,036
Cash and cash equivalents at beginning of period                              77,069      63,893
                                                                           ---------   ---------
Cash and cash equivalents at end of period                                 $  67,920   $  92,929
                                                                           =========   =========

Supplemental information:
         Interest paid on deposits and borrowings                             77,073      60,971
         Income taxes paid (refunded), net                                       227       2,430
         Loans transferred to real estate owned                                6,990       5,727
         Loans made to facilitate the sale of real estate owned                 -             75
         Securitization of mortgage loans                                     89,594        -


The  accompanying  notes are an  integral  part of this  consolidated  financial statement.

CENTER FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Center Financial Corporation and its subsidiary (the "Corporation" or "Center Financial"). These financial statements reflect, in management's opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Corporation's financial position, results of operations and cash flows for the periods presented. Certain amounts for prior periods have been reclassified to conform to current period presentation. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Corporation's 1995 Annual Report.

The accompanying consolidated financial statements have been retroactively restated to reflect the combination of the Corporation with Great Country Bank, which was acquired on December 15, 1995, as if the acquisition had occurred at the beginning of the earliest period presented. The Corporation completed its merger with Heritage Bank on April 12, 1996. The transaction was accounted for as a pooling of interests, but due to the relative size of the Heritage Bank acquisition compared with Center Financial, the 1995 financial statements have not been restated. The 1996 consolidated financial statements reflect the Corporation's financial position and results of operations on a combined basis with Heritage Bank. The Corporation issued 15,048 shares of common stock to certain founding directors of Heritage Bank in conjunction with the acquisition. The fair value of the shares at the date of issue was approximately $273,000. Since the shares were issued at no cost to the directors, the issuance was treated as if it was a stock dividend.

Earnings per share is computed based on weighted average shares outstanding. Stock options outstanding did not materially dilute earnings per share and, as such were not included in the earnings per share computations. Weighted average shares outstanding for the three-month periods ended June 30, 1996 and 1995 were 14,957,763 and 14,275,977, respectively. Weighted average shares outstanding for the six-month periods ended June 30, 1996 and 1995 were 14,928,977 and 14,263,835, respectively.

NOTE 2 - MERGERS AND ACQUISITIONS

Center Financial and First Union Corporation ("First Union") of Charlotte, North Carolina, announced on June 17, 1996, that a definitive agreement had been signed whereby First Union would acquire the Corporation for approximately $379 million. The transaction is to be accounted for as a purchase and is expected to be completed during the fourth quarter of 1996. Under the terms of the agreement, First Union will exchange shares of its common stock for each share of the Corporation's common stock at a value equal to $25.44 per Center Financial share. The merger is subject to the approval of Federal and Connecticut banking regulators, the Corporation's shareholders and other conditions of closing.

First Union reported total assets of $139.9 billion, net loans of $91.3 billion, deposits of $91.5 billion and shareholders' equity of $9.3 billion at June 30, 1996. First Union also reported earnings of $435.7 million, or $1.55 per common share, and $674.6 million, or $2.40 per common share, for the three and six months ended June 30, 1996.

CONSOLIDATED AVERAGE BALANCE SHEET, NET INTEREST INCOME AND INTEREST RATES

The following are the Corporation's average balance sheet, net interest income and interest rates:

                                                                      Three months ended
                                                                        June 30, 1996
                                                   ---------------------------------------------------------
                                                       Average                                       Average
(in thousands)                                         Balance                  Interest              Rate
                                                   ---------------         -----------------         -------
ASSETS
Interest-earning assets:
     Residential first
      mortgage loans                               $     1,998,369         $          36,458            7.30 %
     Other loans and leases                              1,033,612                    22,247            8.61
                                                   ---------------         -----------------


         Total loans and leases                          3,031,981                    58,705            7.74
                                                   ---------------         -----------------
     Mortgage-backed securities                            485,528                     7,661            6.31
     Other interest-earning assets                          96,098                     1,448            6.03
                                                   ---------------         -----------------
         Total securities and other
           interest-earning assets                         581,626                     9,109            6.26
                                                   ---------------         -----------------
Total interest-earning assets                            3,613,607                    67,814            7.51
                                                                           -----------------
Noninterest-earning assets:
     Cash and due from banks                                65,862
     Premises and equipment                                 48,974
     Other                                                 135,482
                                                   ---------------
Total assets                                       $     3,863,925
                                                   ===============
LIABILITIES AND
   SHAREHOLDERS' EQUITY:
Interest-bearing liabilities:
     Savings, NOW and money
       market deposits                             $       926,161         $           5,611            2.42 %
     Time deposits                                       1,095,676                    14,591            5.33
     Other                                                 389,359                     4,880            5.01
                                                   ---------------         -----------------
         Total interest-
          bearing deposits                               2,411,196                    25,082            4.16
                                                   ---------------         -----------------
     Short-term borrowings                                 567,614                     7,857            5.54
     Long-term borrowings                                  413,712                     6,486            6.27
                                                   ---------------         -----------------
         Total borrowings                                  981,325                    14,342            5.85
                                                   ---------------         -----------------
Total interest-
 bearings liabilities                                    3,392,522                    39,424            4.65
                                                   ---------------         -----------------
Noninterest-bearing liabilities:
     Demand deposits                                       218,725
     Other liabilities                                      24,716
Shareholders' equity                                       227,961
                                                   ---------------
Total liabilities and
   shareholders' equity                            $     3,863,925
                                                   ===============
Net interest income                                                        $          28,390
                                                                           =================
Net interest spread                                                                                     2.86
Net interest margin                                                                                     3.14

CONSOLIDATED AVERAGE BALANCE SHEET, NET INTEREST INCOME AND INTEREST RATES
(continued)



                                                                      Three months ended
                                                                        June 30, 1996
                                                   ---------------------------------------------------------
                                                       Average                                       Average
(in thousands)                                         Balance                  Interest              Rate
                                                   ---------------         -----------------         -------
ASSETS
Interest-earning assets:
     Residential first
      mortgage loans                               $     1,676,520         $          31,018            7.41 %
     Other loans and leases                              1,049,016                    24,367            9.29
                                                   ---------------         -----------------
         Total loans and leases                          2,722,536                    55,385            8.14
                                                   ---------------         -----------------
     Mortgage-backed securities                            466,777                     7,250            6.21
     Other interest-earning assets                          55,654                       837            6.02
                                                   ---------------         -----------------
         Total securities and other
           interest-earning assets                         522,431                     8,087            6.19
Total interest-earning assets                            3,244,967                    63,472            7.82
                                                   ---------------         -----------------
Noninterest-earning assets:
     Cash and due from banks                                56,425
     Premises and equipment                                 47,605
     Other                                                 166,673
                                                   ---------------
Total assets                                       $     3,463,689
                                                   ===============

LIABILITIES AND
   SHAREHOLDERS' EQUITY:
Interest-bearing liabilities:
     Savings, NOW and money
       market deposits                             $       954,503         $           5,976            2.50 %
     Time deposits                                         998,049                    12,155            4.87
     Other                                                 338,523                     4,661            5.51
                                                   ---------------         -----------------
         Total interest-
          bearing deposits                               2,291,075                    22,792            3.98
                                                   ---------------         -----------------
     Short-term borrowings                                 398,827                     6,629            6.65
     Long-term borrowings                                  356,949                     5,090            5.70
                                                   ---------------         -----------------
         Total borrowings                                  755,776                    11,719            6.20
                                                   ---------------         -----------------
Total interest-
 bearings liabilities                                    3,046,851                    34,511            4.53
                                                   ---------------         -----------------
Noninterest-bearing liabilities:
     Demand deposits                                       179,939
     Other liabilities                                      32,530
Shareholders' equity                                       204,369
                                                   ---------------
Total liabilities and
   shareholders' equity                            $     3,463,689
                                                   ===============
Net interest income                                                        $          34,511
                                                                           =================
Net interest spread                                                                                     3.29
Net interest margin                                                                                     3.57

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings


The Corporation is subject to various pending and threatened lawsuits in which claims for monetary damages are asserted. Management, after consultation with legal counsel, does not anticipate that the ultimate liability, if any, arising out of such other pending and threatened lawsuits will have a material effect on the Corporation's results of operations or financial position.


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

         4(I)               1.      Common Stock  Rights, incorporated herein by
                                    reference to the Corporation's registration statement of Form 8-A dated July 6, 1995.

         4(ii)              2.      Preferred Stock Purchase Rights, incorporat-
                                    ed herein by reference to the Corporation's registration statement of Form 8-A dated
                                    July 7, 1995.

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

                            8.      Severance  Pay  Agreement   with  Joseph  M.
                                    Murphy, dated October 26, 1992.

                            9. Severance Pay Agreement with Maureen A. Frank, dated May 17, 1993.

                            10. Senior Executive Officer Deferred Compensa-tion Plan, dated December 20, 1993.

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

         11                 Computation re: earnings per share

         27                 Financial Data Schedules

         99.1 Press release of the Corporation, dated June 22, 1996, entitled "First Union to acquire $3.7 billion Center Financial with 46 banking offices in Connect-icut, 33 in New Haven County."

         99.2 Press release of the Corporation, dated July 22, 1996, entitled "Center Financial Corporation announ-ces 43% increase in e arnings; continues earnings momentum."

(b) Reports on Form 8-K - The Corporation filed the following reports on Form 8-K during the quarter ended June 30, 1996.

         1. The report dated June 14, 1996 (item 5) reported that the Corporation entered into an Agreement and Plan of Merger with its wholly-owned subsidiary, Centerbank, First Union Corporation, a North Carolina corporation ("First Union"), and First Union Bank of Connecticut, a subsidiary of First
                            Union, whereby the Corporation will merge with and into First Union and Centerbank will merge with and into First Union Bank of Connecticut.

         2. The report dated June 28, 1996 (item 5) announced earnings of the Corporation, including the earnings of the merged operations of Heritage Bank, following the merger with Heritage Bank on April 12, 1996. This filing was undertaken in accordance with the terms of the Agreement and Plan of Merger between the Corporation and Heritage Bank.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            CENTER FINANCIAL CORPORATION
                                                    (Registrant)




Date:         August 14, 1996              By:  /s/ Joseph Carlson II
                                                       Joseph Carlson II
                                                    Chief Financial Officer





Date:         August 14, 1996              By:  /s/ Edward L. Olcese
                                                       Edward L. Olcese
                                                          Controller
                                               (Principal Accounting Officer)